Form 10-Q
period 2020-07-31
American Outdoor Brands, Inc.
filed 2020-09-10
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

Commission File No. 001-39366

American Outdoor Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4630928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 North Route Z Columbia, Missouri	65202
(Address of principal executive offices)	(Zip Code)

(800) 331-0852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	AOUT	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 13,975,104 shares of common stock, par value $0.001, outstanding as of August 24, 2020.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2020 and 2019

1st Response®, 24/7®, Accumax®, Ammo Vault®, Black Ops®, BOG®, Boneyard®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Delta Force®, E-MAX®, Extreme Ops®, F.A.T. Wrench®, Fieldpod®, Flexware®, Frankford Arsenal®, Frontier®, Galaxy®, Golden Rod®, Great Divide®, Grip A Legend®, Gun Butler®, Homeland Security®, Hooyman®, H.R.T.®, Hydrosled®, Imperial®, Intellidropper®, Key Gear®, Jolt®, Lead Sled®, Lockdown®, M-Press®, M.A,G.I.C.®, Mag Charger®, Magnum Rifle Gong®, Night Guard®, Night Terror®, Nitro®, Non-Typical Wildlife Solutions®, Old Timer®, One Cut and You’re Through®, Orange Peel®, Outback®, Pico Light®, S.W.A.T.®, Safe-T-Lock®, Schrade®, Schrade Tough®, Search & Rescue®, Sharpfinger®, Special Ops®, Special Tactical®, Spright®, Stable Table®, Sure-Lock®, Switcheroo®, Switch-it®, Tack Driver®, Tipton®, U-Dig-It®, Ultra Glide®, Uncle Henry®, Wheeler®, XLA Bipod®, ®,  Zinx®, 10,000 Rounds in Your Pocket®, Color Guard®, Complete Focus®, Crimson Trace®, Kryptonyte®, Lasergrips®, Laserguard®, Laserlyte®, Lightguard®, LINQ®, Quick Tyme®, Rail Master®, Reaction Tyme®, Rumble Tyme®, Score Tyme®, Shockstop®, Steel Tyme®, Trigger Tyme®, and Triple Tyme® are some of the registered U.S. trademarks of our company or one of our subsidiaries. Adrenaline™, Bloodmoon™, Built for Generations™, Clandestine™, Dominion™, Don’t Settle for Average. Demand Perfection™, Duro™, Engineered for the Unknown™, Field General™, Flex Change™, It’s not protected unless it’s on LOCKDOWN™, Learn and Live™, Lockdown Puck™, Magnum Magnet™, MEAT!™, MEAT Your Maker!™, Officer™, On the Edge of Adventure™, Pile Driver™, Stinger™, Survival Born, Adventure Ready™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Triple Play™, Tunnel Vision™, Turkinator™, Unmatched Accuracy at the Bench and in the Field™, UST™, Velociradar™, Water to Plate™, Your Land. Your Legacy™, Accu-Guard™, Accu-Grips™, Dart Tyme™, Defender Series™, Instant Activation™, Instinctive Activation™, Lasersaddle™, Master Series™, and Popper Tyme™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include Gemtech®, M&P®, Performance Center®, Smith & Wesson®, T/C®, and Thompson/Center Arms™, among others. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in the Quarterly Report on Form 10-Q include statements regarding:

•	our expectation to incur costs to establish certain standalone functions, information technology systems, and other one-time costs;
•	the performance of certain functions using our own resources or outsourced services, going forward;
•	the impact on profitability and operating cash flows, resulting from recurring standalone costs possibly differing materially from historical allocations;
•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 2 years;
•	our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•	the possibility that unfavorable outcome of litigation or prolonged litigation could harm our business;
•

in the future, our disclosure of an estimate of the possible loss or range of loss, if such estimate could be made, or our disclosure that an estimate could not be made, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material;

•	our belief that we have provided adequate accruals for defense costs;
•	the combined financial statements may not be indicative of our future performance;
•	the changes we expect to experience in the future as a result of the Separation, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business;
•

the possibility that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports – all of which could have a longer-term effect on our sales and profitability in future periods, with regard to concerns surrounding COVID-19;

•	our future ability to fund our operating needs; our belief that we will be able to meet our short-term liquidity needs, based upon our history of generating strong cash flows;
•

our belief we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through the issuance of third-party debt;

•	our expectation that our separation from SWBI may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us;
•

our future capital requirements dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic;

•

our expectation to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time; and,

•	our expectation that our inventory will decline in our second and third fiscal quarters due to the holiday shopping season, which is consistent with our seasonal inventory trends.

A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

•

the effects of the coronavirus, or COVID-19, pandemic, including potential disruptions in our ability to source the raw materials necessary for the production of our products, disruptions and delays in the manufacture of our products, and difficulties encountered by retailers and other components of the distribution channel for our products;

•	lower levels of consumer spending;
•	our ability to introduce new products that are successful in the marketplace;
•	interruptions of our arrangements with third-party contract manufacturers that disrupt our ability to fill our customers’ orders;
•	increases in costs or decreases in availability of finished products, product components, and raw materials;
•	the failure to maintain or strengthen our brand recognition and reputation;

•	the ability to forecast demand for our products accurately;
•	our ability to continue to expand our e-commerce business;
•	our ability to compete in a highly competitive market;
•	our dependence on large customers;
•	an increase on emphasis of private label products by our customers;
•	pricing pressures by our customers;
•	our ability to collect our accounts receivable;
•	the potential for product recalls, product liability, and other claims or lawsuits against us;
•	our ability to protect our intellectual property;
•	inventory levels, both internally and in the distribution channel, in excess of demand;
•

our ability to identify acquisition candidates, to complete acquisitions of potential acquisition candidates, to integrate their businesses with our business, and to achieve success with acquired companies;

•	the performance and security of our information systems;
•	the risk of complying with any applicable foreign laws or regulations and the effect of increased protective tariffs;
•	economic, social, political, legislative, and regulatory factors;
•	the potential for increased regulation of firearms and firearms- related products;
•	the effect of political pressures on firearm laws and regulations;
•	the failure to realize the anticipated benefits of being a separate, public company following the Separation or to achieve the benefits anticipated from our new principal facility;
•	future investments for capital expenditures, liquidity and anticipated cash needs and availability;
•	the potential for impairment charges;
•	estimated amortization expense of intangible assets for future periods;
•	actions of social activists that could have an adverse effect on our business;
•	our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; and
•

other factors detailed from time to time in our reports that will be filed with the Securities and Exchange Commission, or the SEC, including our Information Statement forming Exhibit 99.1 to our current Report on Form 8-K, filed with the SEC on August 4, 2020.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	As of:
	July 31, 2020 (Unaudited)	April 30, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$234
Accounts receivable, net of allowance for credit losses of $334 on July 31, 2020 and $448 on April 30, 2020	41,993	35,096
Inventories	69,593	59,999
Prepaid expenses and other current assets	3,471	3,244
Income tax receivable	136	104
Total current assets	115,193	98,677
Property, plant, and equipment, net	9,994	9,677
Intangibles, net	65,413	69,152
Goodwill	64,315	64,315
Right of use assets	2,264	2,772
Deferred income taxes	3,580	3,580
Other assets	19	242
	$260,778	$248,415
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,112	$8,936
Accrued expenses	10,995	7,655
Accrued payroll and incentives	3,315	3,249
Lease liabilities, current	1,258	1,324
Accrued profit sharing	275	217
Total current liabilities	30,955	21,381
Lease liabilities, net of current portion	2,298	2,830
Other non-current liabilities	183	106
Total liabilities	33,436	24,317
Commitments and contingencies (Note 10)
Equity:
Parent company investment	227,342	224,098
Total equity	227,342	224,098
	$260,778	$248,415

See accompanying notes to unaudited combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
	(In thousands, except per share data)
Net sales (including $1.5 million and $4.1 million of related party sales for the three months ended July 31, 2020 and 2019, respectively)	$50,468	$33,216
Cost of sales	26,737	19,550
Gross profit	23,731	13,666
Operating expenses:
Research and development	1,230	1,332
Selling, marketing, and distribution	10,543	7,717
General and administrative	9,494	11,836
Total operating expenses	21,267	20,885
Operating income/(loss)	2,464	(7,219)
Other (expense)/income, net:
Other income/(expense), net	84	(2)
Related party interest income, net	336	939
Total other (expense)/income, net	420	937
Income/(loss) from operations before income taxes	2,884	(6,282)
Income tax expense/(benefit)	1,095	(1,299)
Net income/(loss)/comprehensive income/(loss)	$1,789	$(4,983)
Net income/(loss) per share:
Basic	$0.13	$(0.36)
Diluted	$0.13	$(0.36)
Weighted average number of common shares outstanding:
Basic	13,975	13,975
Diluted	13,975	13,975

See accompanying notes to unaudited combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF EQUITY

(Unaudited)

Total
(In thousands)	Equity
Balance at April 30, 2019	$324,614
Net loss	(4,983)
Net transfers from Parent	2,035
Balance at July 31, 2019	$321,666

Total
Equity
Balance at April 30, 2020	$224,098
Net income	1,789
Net transfers from Parent	1,455
Balance at July 31, 2020	$227,342

See accompanying notes to unaudited combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$1,789	$(4,983)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,388	5,977
Provision for losses on notes and accounts receivable	97	922
Stock-based compensation expense	298	314
Changes in operating assets and liabilities:
Accounts receivable	(6,994)	3,542
Inventories	(9,594)	(5,630)
Prepaid expenses and other current assets	(227)	(710)
Income taxes	(32)	(57)
Accounts payable	6,165	150
Accrued payroll and incentives	66	(1,717)
Right of use assets	232	168
Accrued profit sharing	58	62
Accrued expenses	3,340	972
Other assets	223	(15)
Lease liabilities	(322)	(180)
Other non-current liabilities	77	(73)
Net cash (used in)/provided by operating activities	564	(1,258)
Cash flows from investing activities:
Payments to acquire patents and software	(105)	(38)
Payments to acquire property and equipment	(879)	(433)
Net cash used in investing activities	(984)	(471)
Cash flows from financing activities:
Net transfers from Parent	186	1,754
Net cash provided by financing activities	186	1,754
Net decrease in cash and cash equivalents	(234)	25
Cash and cash equivalents, beginning of period	234	162
Cash and cash equivalents, end of period	$-	$187

See accompanying notes to unaudited combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$65	$—
Changes in right of use assets for operating lease obligations	—	3,369
Changes in lease liabilities for operating lease obligations	—	4,449

See accompanying notes to unaudited combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(1) Background, Description of Business, and Basis of Presentation:

Background

On November 13, 2019, Smith & Wesson Brands, Inc., or SWBI, announced that it was proceeding with a plan to spin-off its outdoor products and accessories business to our company (formerly known as American Outdoor Brands Spin Co.), a newly formed wholly owned subsidiary formed in anticipation of the Separation (collectively, our “company, “we,” “us,” or “our”), and separate into two distinct, publicly traded companies, or the Separation.

On August 24, 2020, SWBI completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020. As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “AOUT” on the Nasdaq Global Select Market. The financial statements as of July 31, 2020 are prior to the Separation and thus are prepared on a “carve out” basis as described below.

Description of Business

We are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products in our facility in Wilsonville, Oregon.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include Caldwell, Wheeler, Tipton, Frankford Arsenal, Hooyman, BOG, MEAT!, Uncle Henry, Old Timer, Imperial, Crimson Trace, LaserLyte, Lockdown, UST, BUBBA, and Schrade, and we license for use in association with certain products we sell additional brands, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center Arms.  In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Marksman, Defender, Harvester, and Adventurer – with each of our brands included in one of the brand lanes. Our sales activities are focused and measured on how we go to market within the e-commerce and traditional distribution channels.  These two channels involve distinct strategies to increase net sales and enhance market share.  Our sales team is organized by customer groups, which we refer to as classes of trade, within the e-commerce and traditional channels and sells our products from all brands in all four of our brand lanes.  We measure our success through sales performance in these distribution channels against prior results and our own expectations.

Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on. Our Defender brands include products that help consumers aim their firearms more accurately, including situations that require self-defense, and products that help secure, store, and maintain connectivity to those possessions that some consumers would consider to be high value or high consequence. Our Harvester brands focus on the activities hunters typically engage in, including hunting preparation, the hunt itself, and the activities that follow a hunt, such as meat processing. Our Adventurer brands include products that help enhance consumers’ fishing and camping experiences.

Basis of Presentation

The combined financial statements at July 31, 2020 and for the three months ended July 31, 2020 and 2019 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The Combined Balance Sheet at April 30, 2020 was derived from audited financial statements. The results reported in these combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39366), initially filed with the Securities and Exchange Commission, or SEC, on July 2, 2020, as amended by Amendment No. 1 filed with the SEC on July 13, 2020, or the Form 10.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

The combined financial statements include certain assets and liabilities that have historically been held by SWBI and various of its subsidiaries, but are specifically identifiable to or otherwise attributable to the outdoor products and accessories business. Our combined statements of operations and comprehensive income/(loss) also include costs for certain pre-Separation centralized functions and programs provided and administered by SWBI that have been charged directly to SWBI businesses, including us. These centralized functions and programs, include information technology, human resources, accounting, legal, and insurance. We were directly charged for these costs that were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements on a “carve-out” basis, a portion of SWBI’s total corporate expenses were allocated to us. These expense allocations include the cost of corporate functions and resources provided by SWBI, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation, and the cost of the SWBI Springfield, Massachusetts corporate headquarters. In fiscal 2020, SWBI began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between SWBI and us. In addition to the portion of SWBI corporate expenses allocated to us, a portion of SWBI total distribution expenses was allocated to us. These expense allocations include selling, distribution, inventory management, warehouse, and fulfillment services provided by SWBI and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the SWBI Columbia, Missouri distribution facility. We were allocated $2.1 million for the three months ended July 31, 2020 and $2.4 million for the three months ended July 31, 2019 for such corporate expenses, which were included within general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the three months ended July 31, 2020 and 2019, we were also allocated $1.6 million and $936,000, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

Costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by SWBI under a Transition Services Agreement. Additionally, we will provide some services to SWBI under such Transition Services Agreement. We also entered into certain commercial arrangements with SWBI in connection with the Separation.

Subsequent to the completion of the Separation, we expect to incur costs to establish certain standalone functions, information technology systems, and other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, treasury, legal, internal audit, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs. Recurring standalone costs may differ materially from historical allocations, which may have an impact on profitability and operating cash flows.

SWBI utilized a centralized approach to cash management and financing its operations. The cash and cash equivalents held by SWBI at the corporate level are not specifically identifiable to us and therefore have not been reflected in our combined balance sheet. Cash transfers between us and SWBI have been accounted for through parent company investment. Cash and cash equivalents in the combined balance sheet represent cash and cash equivalents held by legal entities that will be transferred to us or amounts otherwise attributable to us.

The combined financial statements include certain assets and liabilities that have historically been held at the SWBI corporate level, but are specifically identifiable or otherwise attributable to us.

SWBI incurred debt and related debt issuance costs with respect to the acquisitions of the carved-out businesses. However, such debt has been refinanced since the consummation of these acquisitions, and the proceeds of such refinancing have been utilized for retirement of original debt obligations and the funding of other SWBI expenditures. As a result, the SWBI third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of such debt.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

All intracompany transactions have been eliminated. All transactions between us and SWBI have been included in these combined financial statements. The aggregate net effect of such transactions that are not historically settled in cash has been reflected in the combined balance sheet as parent company investment and in the combined statements of cash flows as net transfers to and from SWBI.

Reclassification

We have adjusted the accompanying combined balance sheet as of April 30, 2020 for an immaterial correction of an error to appropriately present deferred income taxes, in the amount of $3.6 million, as non-current, which was previously presented as a current asset.

Fiscal Year

We operate and report using a fiscal year ending on April 30 of each year.

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Update, or ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Performance obligations are satisfied and revenue is recognized when control of ownership has transferred to the customer, which is generally upon shipment, but could be delayed until the receipt of customer acceptance.

In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive free goods based upon their purchase of our products, which we have identified as a material right. The fulfillment of these free goods is our responsibility. In such instances, we allocate the transaction price of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize revenue related to the material right proportionally as each performance obligation is satisfied. The net change in contract liabilities for a given period is reported as an increase or decrease to sales.

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with a discount available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to promotional programs. As a result of utilizing practical expedients upon the adoption of ASC 606, we do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

We sponsor direct to consumer customer loyalty programs in which customers earn rewards from qualifying purchases or activities. We defer revenue for a portion of the transaction price from product sales to customers that earn loyalty points. We recognize revenue upon shipment of the products associated with the loyalty points and record an offsetting reserve utilizing a breakage factor based on historical redemption.

Net sales reflects adjustments for estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions.

Concentration of credit risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents in overnight U.S. government securities. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

For the three months ended July 31, 2020, one of our external customers accounted for more than 10% of our net sales and accounted for $19.2 million, or 38.1%, of our net sales. As of July 31, 2020, one of our external customers exceeded 10% or more of our accounts receivable and accounted for $20.4 million, or 48.1%, of our accounts receivable.

Disaggregation of revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$24,548	$10,688	$13,860	129.7%
Traditional channels	25,920	22,528	3,392	15.1%
Total net sales	$50,468	$33,216	$17,252	51.9%

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases from their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of revenue from consumer purchases in their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$48,472	$31,964	$16,508	51.6%
International net sales	1,996	1,252	744	59.4%
Total net sales	$50,468	$33,216	$17,252	51.9%

(2) Recently Adopted and Issued Accounting Standards:

Recently Issued Accounting Standards – In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the new guidance and the expected effect on our combined financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the new guidance and the expected effect on its combined financial statements and related disclosures.

Recently Adopted Accounting Standards – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Effective May 1, 2020 we adopted Accounting ASU 2016- 13, which requires financial assets measured at amortized cost, such as our trade receivables, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions and future expectation for each pool of similar financial assets. We adopted ASU 2016-13 using the modified retrospective method, whereby the guidance is applied prospectively as of the date of adoption and prior periods are not restated. The cumulative effect of adoption was not material.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(3) Leases:

We lease certain of our real estate, machinery, photocopiers, and vehicles under non-cancelable operating lease agreements.

We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of July 31, 2020 are as follows (in thousands):

July 31, 2020
Operating Leases
Right-of-use assets	$3,329
Accumulated amortization	(1,065)
Right-of-use assets, net	$2,264

Lease liabilities, current portion	$1,258
Lease liabilities, net of current portion	2,298
Total operating lease liabilities	$3,556

We recorded $335,000 of operating lease costs, of which $133,000 were short-term operating lease costs, during the three months ended July 31, 2020. We recorded $372,000 of operating lease costs, of which $57,000 were short term operating lease costs, during the three months ended July 31, 2019. As of July 31, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 2.9 years and 4.5%, respectively. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

During the three months ended July 31, 2020, we terminated an operating lease for office space in Park City, Utah. We recorded a reduction of Right-Of-Use asset and lease liability of approximately $640,000 for terminating this lease.

During the three months ended July 31, 2020, we entered into an operating lease for administrative office space in Chicopee, Massachusetts and recorded a Right-of Use asset and lease liability of $369,000.

Future lease payments for all our operating leases for the remainder of fiscal 2021 and for succeeding fiscal years is as follows (in thousands):

Operating
2021	$1,041
2022	1,334
2023	1,177
2024	141
2025	85
Thereafter	7
Total future lease payments	3,785
Less amounts representing interest	(229)
Present value of lease payments	3,556
Less current maturities of lease liabilities	(1,258)
Long-term maturities of lease liabilities	$2,298

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

During the three months ended July 31, 2020, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $324,000.

On August 24, 2020 and as part of the Separation, we entered into an 18-year sublease for our corporate offices from SWBI that will be recorded as an operating Right-of-Use lease asset and liability in the amount of approximately $25.0 million.

(4) Goodwill and Intangible Assets:

The following table presents a summary of intangible assets as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(53,373)	$36,607	$89,980	$(51,049)	$38,931
Developed technology	21,588	(13,004)	8,584	21,588	(12,529)	9,059
Patents, trademarks, and trade names	49,709	(30,499)	19,210	49,697	(29,229)	20,468
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	162,427	(98,026)	64,401	162,415	(93,957)	68,458
Patents in progress	582	—	582	490	—	490
Total definite-lived intangible assets	163,009	(98,026)	64,983	162,905	(93,957)	68,948
Indefinite-lived intangible assets	430	—	430	204	—	204
Total intangible assets	$163,439	$(98,026)	$65,413	$163,109	$(93,957)	$69,152

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $4.0 million and $4.7 million for the three months ended July 31, 2020 and 2019, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding full fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$12,180
2022	13,923
2023	11,409
2024	9,670
2025	6,028
Thereafter	11,191
Total	$64,401

As of July 31, 2020, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the three months ended July 31, 2020 and 2019, respectively. As of April 30, 2020, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

(5) Fair Value Measurement:

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

Financial assets and liabilities recorded on the accompanying combined balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $234,000 as of April 30, 2020. We did not have any cash balance as of July 31, 2020. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	quoted prices for identical or similar assets or liabilities in non-active markets (such as corporate and municipal bonds which trade infrequently);
•	inputs other than quoted prices that are observable for substantially the full term of the asset or liability (such as interest rate and currency swaps); and
•	inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as certain securities and derivatives).

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020	April 30, 2020
Finished goods	$57,838	$50,171
Finished parts	4,499	3,499
Work in process	168	249
Raw material	7,088	6,080
Total inventories	$69,593	$59,999

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

(7) Equity:

Earnings per Share

On August 24, 2020, the date of consummation of the Separation, SWBI distributed 13,975,104 shares of our common stock, par value $0.001 per share, to SWBI stockholders of record as of August 10, 2020. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by SWBI prior to the Separation. For the 2019 quarter to date calculations, these shares are treated as issued and outstanding at July 31, 2019 for purposes of calculating historical basic and diluted earnings per share.

The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$1,789	13,975	$0.13	$(4,983)	13,975	$(0.36)
Effect of dilutive stock awards	—	—	—	—	—	—
Diluted earnings	$1,789	13,975	$0.13	$(4,983)	13,975	$(0.36)

Incentive Stock and Employee Stock Purchase Plans

SWBI sponsors two stock incentive plans: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at the SWBI September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Post-Separation, we have a separate stock incentive plan, or the 2020 Incentive Compensation Plan, that we will grant new awards to our employees and directors.

Certain of our employees have participated in SWBI’s 2013 Incentive Stock Plan. The following disclosures of stock-based compensation expense recognized by us are based on grants related directly to our employees and an allocation of SWBI corporate and shared employee stock-based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent company for the periods presented.

Except in specific circumstances, grants vest over a period of three or four years and grants of stock options are exercisable for a period of 10 years. The 2013 Incentive Stock Plan also permits the grant of awards to non-employees, which the SWBI Board of Directors or their designated committee has authorized in the past. No stock options have been granted to our employees under the 2013 Incentive Stock Plan.

Certain of our employees have participated in SWBI’s Employee Stock Purchase Plan, or ESPP, in which each participant is granted an option to purchase SWBI common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP. Post-Separation, we have a separate employee stock purchase plan, or the 2020 Employee Stock Purchase Plan, in which each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP.

We recognized $298,000 and $314,000 of stock-based compensation expense during the three months ended July 31, 2020 and 2019, respectively. Of the total stock-based compensation cost recognized by us during the three months ended July 31, 2020 and 2019, $172,000 and $109,000, respectively, related directly to our employees and $126,000 and $205,000, respectively, is related to allocations of SWBI corporate and shared employee stock-based compensation expenses. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

A restricted stock unit, or RSU, represents the right to receive one share of SWBI common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees vest over a period of four years with one-fourth of the

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

units vesting on each anniversary of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period. Awards that do not vest are forfeited.

Performance-based restricted stock units, or PSUs, vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period.

During the three months ended July 31, 2020, we granted an aggregate of 1,465 service-based RSUs to non-executive officer employees. During the three months ended July 31, 2020, we cancelled 7,896 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2020, we delivered common stock to our employees with a total market value of $321,000.

During the three months ended July 31, 2019, we granted an aggregate of 29,513 service-based RSUs to non-executive officer employees. During the three months ended July 31, 2019, we cancelled 12,269 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2019, we delivered common stock to our employees, including our executive officers with a total market value of $111,000.

A summary of activity for unvested RSUs and PSUs for the three months ended July 31, 2020 and 2019 is as follows:

	For the three months ended July 31,
	2020		2019
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	227,924	$10.31	181,752	$13.71
Awarded	1,465	21.44	29,513	9.03
Vested	(19,590)	13.42	(12,269)	18.15
Forfeited	(7,896)	19.03	(11,246)	17.01
RSUs and PSUs outstanding, end of period	201,903	$9.77	187,750	$12.54

As of July 31, 2020, there was $793,000 of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 2.0 years.

(8) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020	April 30, 2020
Accrued rebates and promotions	$3,271	$2,441
Accrued freight	3,351	1,646
Accrued commissions	1,146	954
Accrued employee benefits	626	754
Accrued professional fees	1,214	787
Accrued taxes other than income	468	197
Accrued warranty	340	336
Accrued other	579	540
Total accrued expenses	$10,995	$7,655

(9) Income Taxes:

The income tax expense/(benefit) included in the combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $1.1 million for the three months ended July 31, 2020 and an income tax benefit of $1.3 million for the three months ended July 31, 2019. The effective tax rate for the three months ended July 31, 2020 and 2019 was 38.0% and 20.7%, respectively. Income tax expense/(benefit) for three months ended July 31, 2020 and 2019 included a discrete tax benefit of $377,000

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

and $680,000, respectively, associated with the allocation of a portion of SWBI’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis.

(10) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including product liability, commercial, and employment matters, which arise in the ordinary course of business. We intend to vigorously defend ourselves in the lawsuits to which we are subject. The unfavorable outcome of litigation or prolonged litigation could harm our business. Litigation can be expensive, time consuming, and divert the time and attention of our management.

We monitor the status of known claims and the related product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. After consultation with legal counsel and a review of the merit of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to adverse judgments related to such claims and, therefore, we have not accrued for any such judgments. In the future, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided adequate accruals for defense costs.

For the three months ended July 31, 2020 and 2019, we did not incur any material expenses in defense and administrative costs related to litigation.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

(11) Segment Reporting:

We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, our President and Chief Executive Officer, who reviews only one set of complete financial statements and makes decisions to allocate resources based on those financial statements. Although we currently sell our products under 20 distinct brands that are organized into four brand lanes and include specific product sales that have identified revenue streams, these brand lanes are focused almost entirely on product development and marketing activities and do not qualify as separate reporting units under ASC 280-10-50-1.  Other sales and customer focused activities, operating activities, and administrative activities are not divided by brand lane and, therefore, expenses related to each brand lane are not accumulated or reviewed individually. Our business is evaluated based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

Our business includes our outdoor products and accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri, and our electro-optics products, which we assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed.

(12) Related Party Transactions:

The combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of SWBI. The following discussion summarizes activity between us and SWBI (and its affiliates that are not part of the Separation).

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019

Allocation of General Corporate Expenses

The combined statements of operations and comprehensive income/(loss) include expenses for certain centralized functions and other programs provided and administered by SWBI that are charged directly to us. In addition, for purposes of preparing these combined financial statements on a carve-out basis, we have allocated a portion of SWBI total corporate and selling, marketing, and distribution expenses to us. See Note 1 – Background, Description of Business, and Basis of Presentation for a discussion of the methodology used to allocate corporate-related costs and selling, marketing, and distribution expenses for purposes of preparing these financial statements on a carve-out basis.

Related Party Sales and Purchases

During the three months ended July 31, 2020 and 2019, our sales to SWBI totaled $1.5 million and $4.1 million, respectively, which are included in net sales in the combined statements of operations and comprehensive income/(loss). Our cost of goods sold included an immaterial amount for items purchased from SWBI for the three months ended July 31, 2020 and 2019. As of July 31, 2020, and April 30, 2020, the aggregate amount of inventories purchased from SWBI that remained on our combined balance sheet was $702,000 and $435,000, respectively.

Net Transfers To and From SWBI

SWBI utilizes a centralized approach to cash management and financing its operations. Disbursements are made through centralized accounts payable systems, which are operated by SWBI. Cash receipts are transferred to centralized accounts, which are also maintained by SWBI. As cash is received and disbursed by SWBI, it is accounted for by us through parent company investment. Certain related party transactions between us and SWBI have been included within parent company investment in the combined balance sheets in the historical periods presented. The parent company investment includes related party receivables due from SWBI of $37.2 million and $85.0 million as of July 31, 2020 and April 30, 2020, respectively. The interest income and expense related to the activity with SWBI that was historically included in our results is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with SWBI was $336,000 and $939,000 for the three months ended July 31, 2020 and 2019, respectively. The total effect of the settlement of these related party transactions is reflected as a financing activity in the combined statements of cash flows.

(13) Subsequent Events:

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all the assets of our company, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, we estimate the entire $50.0 million would have been available to us as of July 31, 2020. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage.

On August 24, 2020, SWBI completed the Separation through a pro-rata Distribution of all the outstanding shares of AOUT common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, the Record Date. SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020. As a result of the Distribution, we became an independent public company, and our common stock was listed under the symbol “AOUT” on the Nasdaq Global Select Market. See Note 1 - Background, Description of Business, and Basis of Presentation for more information on the Separation.

On August 24, 2020, SWBI capitalized our company with $25.0 million of cash as part of the Separation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10 and our unaudited combined financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

Background

On November 13, 2019, Smith & Wesson Brands, Inc., or SWBI, announced that it was proceeding with a plan to spin-off its outdoor products and accessories business to our company (formerly known as American Outdoor Brands Spin Co.), a newly formed wholly owned subsidiary formed in anticipation of the Separation, and separate into two distinct, publicly traded companies, or the Separation.

On August 24, 2020, SWBI completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date.  SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020. As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. The financial statements as of July 31, 2020 are prior to the Separation and thus are prepared on a “carve out” basis as described below.

Basis of Presentation

We have historically operated as part of SWBI and not as a standalone company. The accompanying combined financial statements included in this Quarterly Report on Form 10-Q were prepared in connection with the Separation and were derived from the consolidated financial statements and accounting records of SWBI. These combined financial statements reflect our combined historical financial position, results of operations, and cash flows as they were historically managed in accordance with accounting principles generally accepted in the United States, or GAAP. The combined financial statements may not be indicative of our future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the periods presented, particularly because of changes we expect to experience in the future as a result of the Separation, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business.

The combined financial statements include certain assets and liabilities that have historically been held at the SWBI corporate level, but are specifically identifiable to or otherwise attributable to us. Our combined statements of operations and comprehensive income/(loss) also include costs for certain centralized functions and programs provided and administered by SWBI that are charged directly to SWBI businesses, including us. These centralized functions and programs include legal, benefit programs, and insurance. These costs were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements on a “carve out” basis, a portion of SWBI total corporate expenses were allocated to us. These expense allocations include the cost of corporate functions and resources provided by SWBI, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation, and the cost of the SWBI Springfield, Massachusetts corporate headquarters. In fiscal 2020, SWBI began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between SWBI and us. In addition to the portion of SWBI corporate expenses allocated to us, a portion of SWBI total distribution expenses was allocated to us. These expense allocations include selling, distribution, inventory management, warehouse, and fulfillment services provided by SWBI and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the SWBI Columbia, Missouri distribution facility. We were allocated $2.1 million for the three months ended July 31, 2020 and $2.4 million for the three months ended July 31, 2019 for such corporate expenses, which were included within general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the three months ended July 31, 2020 and 2019, we were also allocated $1.6 million and $936,000, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

Costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenue, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we will perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by SWBI under the Transition Services Agreement. Additionally, we will provide some services to SWBI under such Transition Services Agreement. We also entered into certain commercial arrangements with SWBI in connection with the Separation.

Subsequent to the completion of the Separation, we expect to incur expenditures to establish certain standalone functions and information technology systems, as well as other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, treasury, legal, internal audit, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs.

We operate and report using a fiscal year ending on April 30 of each year.

First Quarter Fiscal 2021 Highlights

Our operating results for the three months ended July 31, 2020 included the following:

•	Net sales were $50.5 million, an increase of $17.3 million, or 51.9%, over the comparable quarter last year, primarily because of higher sales in both our e-commerce channels and traditional channels.
•	Gross margin was 47.0%, an increase of 590 basis points over the comparable quarter last year.
•	Net income was $1.8 million compared with net loss of $5.0 million for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $8.7 million for the three months ended July 31, 2020, compared to $10,000 for the three months ended July 31, 2019. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

•

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all the assets of our company, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, we estimate the entire $50.0 million would have been available to us as of July 31, 2020. The revolving line includes an option to increase the credit commitment for an additional $15.0 million.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	$50,468	$33,216	$17,252	51.9%
Cost of sales	26,737	19,550	7,187	36.8%
Gross profit	$23,731	$13,666	$10,065	73.6%
% of net sales (gross margin)	47.0%	41.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$24,548	$10,688	$13,860	129.7%
Traditional channels	25,920	22,528	3,392	15.1%
Total net sales	$50,468	$33,216	$17,252	51.9%

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases from their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of revenue from consumer purchases in their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$48,472	$31,964	$16,508	51.6%
International net sales	1,996	1,252	744	59.4%
Total net sales	$50,468	$33,216	$17,252	51.9%

For the three months ended July 31, 2020, net sales increased $17.3 million, or 51.9%, over the comparable quarter last year, primarily because of higher demand for the majority of our products, which we believe was driven by increased consumer interest in self-protection and outdoor activities, and our initiatives to migrate certain retail customers from “bulk buy” ordering, which are discounted, to a more balanced approach to replenish orders. In addition, there were several factors we believe are related to the COVID-19 pandemic, such as increased participation in outdoor recreation activities that we believe was heightened due to state-mandated travel restrictions, increased foot traffic after the reopening of retail locations that were previously ordered to be closed, and our ability to replenish retailer inventory after non-essential product orders were halted in our fourth fiscal quarter last year that had a positive impact on our revenue for the three months ended July 31, 2020. In addition, we believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand in our products. Net sales in our e-commerce channel increased $13.9 million, or 129.7%, over the comparable quarter last year, which we believe resulted from a shift in consumer preference to online retailers during the current period and increases in our own direct-to-consumer business. Net sales in our traditional channels increased $3.4 million, or 15.1%, over the comparable quarter last year, primarily as a result of the reasons described above. In addition, feedback from certain of our large customers seems to indicate significant growth over the comparable quarter last year, reflecting strong consumer demand for our products in the channel. The increase in net sales was partially offset by $2.6 million lower related party sales and a decline in sales of our branded camping accessory products due to one large retailer accelerating a strategy towards its own private label brand.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 10.2% of net sales for the three months ended July 31, 2020.

Gross margin for the three months ended July 31, 2020 increased 590 basis points over the comparable quarter last year, primarily because of favorable product mix and lower promotional expenses from increased demand, which had a 1,140 basis point increase in gross margins, partially offset by increased tariff costs that had a 560 basis point reduction in gross margins.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$1,230	$1,332	$(102)	-7.7%
Selling, marketing, and distribution	10,543	7,717	2,826	36.6%
General and administrative	9,494	11,836	(2,342)	-19.8%
Total operating expenses	$21,267	$20,885	$382	1.8%
% of net sales	42.1%	62.9%

Research and development expenses decreased $102,000, primarily as a result of reduced compensation-related expenses from the comparable quarter last year. Selling, marketing, and distribution expenses increased $2.8 million, partially as a result of $1.2 million of increased sales volume related spending including co-op advertising and commission expenses related to strategic customers, $460,000 of increased costs related to the development of our e-commerce initiatives; $347,000 of increased freight expense from increased shipments to customers during the three months ended July 31, 2020; and $220,000 of increased advertising for new brand introductions. General and administrative expenses decreased $2.3 million, primarily due to $823,000 of lower bad debt expense, $813,000 of facility consolidations, and $649,000 of lower acquired intangible asset amortization.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating (loss)/income	$2,464	$(7,219)	$9,683	134.1%
% of net sales (operating margin)	4.9%	-21.7%

Operating income for the three months ended July 31, 2020 was $2.5 million, an increase of $9.7 million from a $7.2 million operating loss for the three months ended July 31, 2019, primarily because of increased sales volumes and gross margin as described above.

Related Party Interest Income, Net

The following table sets forth certain information regarding related party interest income, net for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Related party interest income, net	$336	$939	$(603)	-64.2%

During the three months ended July 31, 2020, interest expense decreased $603,000 from the prior year comparable period because of lower related party notes receivable balances and an approximate 225 basis point decrease in the average interest rate in effect on our related party notes receivable balances in fiscal 2020 compared with fiscal 2019.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense/(benefit)	$1,095	$(1,299)	$2,394	-184.3%
% of income from operations (effective tax rate)	38.0%	20.7%		17.3%

We recorded income tax expense of $1.1 million for the three months ended July 31, 2020, versus income tax benefit of $1.3 million for the prior year comparable quarter, primarily because of increased operating profit. The effective tax rates for July 31, 2020 and 2019 include discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net (Loss)/Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income/(loss)	$1,789	$(4,983)	$6,772	-135.9%
Net loss per share
Basic	$0.13	$(0.36)	$0.49	-136.1%
Diluted	$0.13	$(0.36)	$0.49	-136.1%

Net income of $1.8 million, or $0.13 per share, for the three months ended July 31, 2020 was $6.8 million higher than a $5.0 million net loss, or ($0.36) per share, for the comparable quarter last year, primarily because of a combination of increased sales volumes, favorable customer and product mix, favorable manufacturing fixed cost absorption, lower acquisition related amortization expense, and lower bad debt expenses.

Non-GAAP Financial Measure

We use GAAP net income as our primary financial measure. We use Adjusted EBITDAS, which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Adjusted EBITDAS is defined as GAAP net income/(loss) before interest, taxes, depreciation, amortization, and stock compensation expense. Our Adjusted EBITDAS calculation also excludes certain items we consider non-routine. We believe that Adjusted EBITDAS is useful to understanding our operating results and the ongoing performance of our underlying business, as Adjusted EBITDAS provides information on our ability to meet our capital expenditure and working capital requirements, and is also an indicator of profitability. We believe this reporting provides additional transparency and comparability to our operating results. We believe that the presentation of Adjusted EBITDAS is useful to investors because it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. We use Adjusted EBITDAS to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to neutralize our capitalization structure to compare our performance against that of other peer companies using similar measures, especially companies that are private. We also use Adjusted EBITDAS to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. We believe it is useful to investors and analysts to evaluate this non-GAAP measure on the same basis as we use to evaluate our operating results.

Adjusted EBITDAS is a non-GAAP measure and may not be comparable to similar measures reported by other companies. In addition, non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of non-GAAP measures through the use of various GAAP measures. In the future, we may incur expenses or charges such as those added back to calculate Adjusted EBITDAS. Our presentation of Adjusted EBITDAS should not be construed as an inference that our future results will be unaffected by these items.

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	Fiscal Three Months Ended July 31,
	2020	2019
	(Unaudited)
GAAP net income/(loss)	$1,789	$(4,983)

Income tax expense/(benefit)	1,095	(1,299)
Depreciation and amortization	5,388	5,831
Related party interest income	(336)	(939)
Stock compensation	298	314
Transition costs	251	1,086
COVID-19 costs	223	–
Non-GAAP Adjusted EBITDAS	$8,708	$10

Liquidity and Capital Resources

Historically, we generated strong annual cash flow from operating activities. However, we operated pre-Separation within the SWBI cash management structure, which uses a centralized approach to cash management and financing of operations. A substantial portion of our cash historically was transferred to SWBI. This arrangement is not reflective in a manner in which we would have been able to finance our operations had we been an independent, publicly traded company during the periods presented.

The cash and cash equivalents historically held by SWBI at the corporate level were not specifically identifiable to us and therefore have not been reflected in the combined balance sheet. As part of the Separation, SWBI capitalized our business with $25.0 million of cash as of the distribution date.

SWBI incurred debt and related debt issuance costs with respect to the acquisitions of the carved-out businesses. However, such debt has been refinanced since the consummation of these acquisitions, the proceeds of such refinancing being utilized for the retirement of original debt obligations as well as the funding of other SWBI expenditures. As a result, the SWBI third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of such debt.

Following the Separation, our capital structure and sources of liquidity will change from the historical capital structure because we will no longer participate in SWBI’s centralized cash management program. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and obtain financing on acceptable terms. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs. We also believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through the issuance of third-party debt. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Our separation from SWBI may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of July 31, 2020, we had no cash and cash equivalents on hand, and as of April 30, 2020, we had $234,000 in cash and cash equivalents on hand. On August 24, 2020, SWBI capitalized our company with $25.0 million as part of the Separation.

We expect to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time.

The following table sets forth certain cash flow information for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating activities	$564	$(1,258)	$1,822	-144.8%
Investing activities	(984)	(471)	(513)	108.9%
Financing activities	186	1,754	(1,568)	-89.4%
Total cash flow	$(234)	$25	$(259)	-1036.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $564,000 for the three months ended July 31, 2020 compared with cash used of $1.3 million for the three months ended July 31, 2019. Cash generated by operating activities for the three months ended July 31, 2020 was negatively impacted by $9.6 million of increased inventory as a result of the preparation for the fall hunting and holiday seasons, a planned inventory build for new product introductions later in the year, and resumption of shipments from our overseas supply-chain partners following COVID-19 closures, and $7.0 million increased accounts receivable due to timing of shipments offset by $6.2 million of higher accounts payable due to timing of payments and inventory shipments and $3.3 million of higher sales volume variable expense accruals.

Our inventory increased $9.6 million during the three months ended July 31, 2020. Items impacting our inventory included a planned inventory build to support increased demand leading up to the fall hunting and holiday shopping seasons, the resolution of COVID-19 related supply chain issues that resulted in increased order fulfillment of our inventory, additional planned purchases to help mitigate potential future supply chain disruptions, and anticipation for new product introductions later in the fiscal year. These increases were partially offset by increased sales and improved order cadence, which improved inventory turns. With regard to concerns surrounding COVID-19, it is possible that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. Consistent with our seasonal inventory trends we expect our inventory to decline in our second and third fiscal quarters due to the holiday shopping season.

Investing Activities

Cash used in investing activities increased $513,000 for the three months ended July 31, 2020 from the comparable quarter last year. We recorded capital expenditures of $879,000 for the three months ended July 31, 2020, which was $446,000 higher than the prior year comparable period.

Financing Activities

Cash provided by financing activities was $186,000 for the three months ended July 31, 2020 compared with $1.8 million of cash provided by financing activities in the comparable quarter last year because of changes in net transfers from SWBI.

Credit Facility

On August 24, 2020, we entered into a new financing arrangement in anticipation of the Separation, consisting of a $50 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, we estimate the entire $50.0 million would have been available to us as of July 31, 2020. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. This revolving line of credit had no borrowings as of the Distribution Date and will be used for general corporate purposes.

Other Matters

Critical Accounting Policies

The preparation of combined financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 1 of the Notes to the Combined Financial Statements included in the Form 10. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Recently Adopted and Issued Accounting Standards to our combined financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2020, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 10 — Commitments and Contingencies to our combined financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Information Statement included as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on August 4, 2020, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2020, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Separation and Distribution Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Transition Services Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant (1)

10.2	Tax Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant (1)

10.3	Employee Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant (1)

10.4	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant (1)

10.5	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and the Registrant (1)

10.6	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc. (1)

10.7	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc. (1)

10.8+	2020 Incentive Compensation Plan (1)

10.9+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan (1)

10.10+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan (1)

10.11+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan (1)

10.12+	2020 Employee Stock Purchase Plan (1)

10.13+	Employment Agreement by and between the Registrant and Brian D. Murphy (1)

10.14+	Executive Severance Pay Plan (1)

10.15	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (1)

10.16

Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Management contract or compensatory plan or arrangement.

(1)Incorporated by reference to the Registrant’s Form 8K filed with the SEC on August 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 10, 2020	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 10, 2020	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer