Form 10-Q
period 2020-10-31
American Outdoor Brands, Inc.
filed 2020-12-15
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The registrant had 14,000,834 shares of common stock, par value $0.001, outstanding as of December 10, 2020.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2020 and 2019

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

•	our expectation to incur costs to establish certain standalone functions, information technology systems, and other one-time costs;
•	the performance of certain functions using our own resources or outsourced services going forward;
•	the impact on profitability and operating cash flows, resulting from recurring standalone costs possibly differing materially from historical allocations;
•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of two years;
•	our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•	the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•

in the future, our disclosure of an estimate of the possible loss or range of loss, if such estimate could be made, or our disclosure that an estimate could not be made, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material;

•	our belief that we have provided adequate accruals for defense costs;
•	the combined and consolidated financial statements may not be indicative of our future performance;
•

the changes we expect to experience in the future as a result of the separation from Smith & Wesson Brands, Inc., or SWBI, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business;

•

the possibility that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports – all of which could have a longer-term effect on our sales and profitability in future periods, with regard to concerns surrounding COVID-19;

•	our future ability to fund our operating needs;
•	our belief that we will be able to meet our short-term liquidity needs, based upon our history of generating strong cash flows;
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

•

our expectation to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time; and

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
•

our ability to identify acquisition candidates, to complete acquisitions of potential acquisition candidates, to integrate acquired businesses with our business, to achieve success with acquired companies, and to realize the benefits of acquisitions in a manner consistent with our expectations;

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
•

the potential impact on our business and operations of the outcome of the 2020 U.S. Presidential, Congressional, state, and local elections and the policies that may be implemented as a result thereof;

•	changes in the makeup of the U.S. Supreme Court;
•	the failure to realize the anticipated benefits of being a separate, public company following the separation from SWBI or to achieve the benefits anticipated from our new principal facility;
•	future investments for capital expenditures, liquidity and anticipated cash needs and availability;
•	the potential for impairment charges;
•	estimated amortization expense of intangible assets for future periods;
•	actions of social activists that could have an adverse effect on our business;
•	disruptions caused by social unrest, including related protests or disturbances;
•	our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; and
•

other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Information Statement filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on August 4, 2020.

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

We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at https://ir.aob.com/financial-information/sec-filings as soon as practicable after such reports are available on the SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of:
	October 31, 2020 (Unaudited)	April 30, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,880	$234
Accounts receivable, net of allowance for credit losses of $408 on October 31, 2020 and $448 on April 30, 2020	57,971	35,096
Inventories	73,575	59,999
Prepaid expenses and other current assets	2,842	3,244
Income tax receivable	—	104
Total current assets	168,268	98,677
Property, plant, and equipment, net	10,230	9,677
Intangible assets, net	61,588	69,152
Goodwill	64,315	64,315
Right-of-use assets	26,126	2,772
Deferred income taxes	4,360	3,580
Other assets	533	242
	$335,420	$248,415
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,944	$8,936
Accrued expenses	11,842	7,655
Accrued payroll and incentives	4,444	3,249
Accrued income taxes	2,442	—
Lease liabilities, current	1,734	1,324
Accrued profit sharing	303	217
Total current liabilities	40,709	21,381
Lease liabilities, net of current portion	25,632	2,830
Other non-current liabilities	294	106
Total liabilities	66,635	24,317
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,991,736 shares issued and outstanding on October 31, 2020	14	—
Former net parent company investment	—	224,098
Additional paid in capital	263,519	—
Retained earnings	5,252	—
Total equity	268,785	224,098
	$335,420	$248,415

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales (including $882,000 and $2.4 million of related party sales for the one month and four months of our fiscal year 2021, respectively, prior to the Separation and $6.2 million and $10.3 million of related party sales for the three and six months ended October 31, 2019, respectively)	$79,098	$47,742	$129,565	$80,959
Cost of sales	42,025	28,651	68,762	48,201
Gross profit	37,073	19,091	60,803	32,758
Operating expenses:
Research and development	1,932	1,193	3,162	2,525
Selling, marketing, and distribution	15,679	9,964	26,305	17,682
General and administrative	9,898	9,406	19,308	21,243
Total operating expenses	27,509	20,563	48,775	41,450
Operating income/(loss)	9,564	(1,472)	12,028	(8,692)
Other (expense)/income, net:
Other income/(expense), net	127	(5)	211	(7)
Interest income, net	56	1,178	392	2,116
Total other (expense)/income, net	183	1,173	603	2,109
Income/(loss) from operations before income taxes	9,747	(299)	12,631	(6,583)
Income tax expense/(benefit)	2,408	94	3,503	(1,204)
Net income/(loss)/comprehensive income/(loss)	7,339	(393)	$9,128	$(5,379)
Net income/(loss) per share:
Basic	$0.52	$(0.03)	$0.65	$(0.38)
Diluted	$0.52	$(0.03)	$0.65	$(0.38)
Weighted average number of common shares outstanding:
Basic	13,981	13,975	13,978	13,975
Diluted	14,155	13,975	14,125	13,975

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Former Net Parent	Additional	Retained	Total
(In thousands)	Shares	Amount	Company Investment	Paid-In Capital	Earnings	Equity
Balance at April 30, 2019	—	$—	$324,614	$—	$—	$324,614
Net loss	—	—	(4,983)	—	—	(4,983)
Net transfers from former Parent	—	—	2,035	—	—	2,035
Balance at July 31, 2019	—	$—	$321,666	$—	$—	$321,666

Net income	—	—	(393)	—	—	(393)
Net transfers from former Parent	—	—	2,021	—	—	2,021
Balance at October 31, 2019	—	$—	$323,294	$—	$—	$323,294

Balance at April 30, 2020	—	—	224,098	—	—	224,098
Net income	—	—	1,789	—	—	1,789
Net transfers from former Parent	—	—	1,455	—	—	1,455
Balance at July 31, 2020	—	$—	$227,342	$—	$—	$227,342

Net income	—	—	2,087	—	5,252	7,339
Stock-based compensation	—	—	—	776	—	776
Issuance of common stock under restricted stock unit awards	17	—	—	—	—	—
Net transfers from former Parent	—	—	33,328	—	—	33,328
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,757)	262,743	—	—
Balance at October 31, 2020	13,992	$14	$—	$263,519	$5,252	$268,785

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$9,128	$(5,379)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	10,459	12,156
Provision for losses on notes and accounts receivable	174	610
Deferred income taxes	(780)	—
Stock-based compensation expense	1,196	666
Changes in operating assets and liabilities:
Accounts receivable	(23,049)	(5,925)
Inventories	(13,576)	(4,553)
Prepaid expenses and other current assets	(1,560)	158
Income taxes	2,546	102
Accounts payable	11,716	(455)
Accrued payroll and incentives	2,421	(1,425)
Right of use assets	586	395
Accrued profit sharing	86	(170)
Accrued expenses	5,690	2,489
Other assets	(451)	(25)
Lease liabilities	(728)	(485)
Other non-current liabilities	598	(73)
Net cash provided by/(used in) operating activities	4,456	(1,914)
Cash flows from investing activities:
Payments to acquire patents and software	(378)	(110)
Payments to acquire property and equipment	(1,728)	(784)
Net cash used in investing activities	(2,106)	(894)
Cash flows from financing activities:
Net transfers from former Parent	31,706	3,072
Cash paid for debt issuance costs	(410)	—
Net cash provided by financing activities	31,296	3,072
Net increase in cash and cash equivalents	33,646	264
Cash and cash equivalents, beginning of period	234	162
Cash and cash equivalents, end of period	$33,880	$426

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$82	$—
Non-cash transfers to/from former parent	1,398	—
Changes in right of use assets for operating lease obligations	23,940	3,369
Changes in lease liabilities for operating lease obligations	23,940	4,449

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

(1) Background, Description of Business, and Basis of Presentation:

Background

On November 13, 2019, Smith & Wesson Brands, Inc., or SWBI, announced that it was proceeding with a plan to spin-off its outdoor products and accessories business, or the Separation, to our company, American Outdoor Brands, Inc., a newly formed wholly owned subsidiary formed in anticipation of the Separation (our “company,” “we,” “us,” or “our”), resulting in two distinct, publicly traded companies.

On August 24, 2020, SWBI completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020, or the Distribution Date. SWBI was determined to be the spinnor for accounting and legal purposes. As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the unaudited combined financial statements reflect the financial position, results of operations, and cash flows for the periods presented as historically managed by SWBI. For those periods prior to the Separation, the unaudited combined financial statements were prepared on a “carve out” basis as described below.

In connection with the Separation, we entered into several agreements with SWBI that govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement, and an Employee Matters Agreement. Under the terms of the Transition Services Agreement, SWBI and we have agreed to provide each other certain transitional services, including information technology, information management, and other limited human resources, legal, compliance, and finance and accounting related services for a certain period following the Separation. We have also entered into certain commercial arrangements with SWBI. Expense reimbursements under these agreements are recorded within cost of goods sold or operating expenses, based on the nature of the arrangements.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

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

Basis of Presentation – Unaudited Consolidated Financial Statements

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve out” basis as discussed below. Our financial statements for the period from August 24, 2020 through October 31, 2020 are consolidated financial statements based on the reported results of American Outdoor Brands, Inc. as a standalone company. Accordingly, the second quarter of fiscal 2021 included consolidated and combined financial statements, while all prior periods included combined financial statements. These financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. The Combined Balance Sheet at April 30, 2020 was derived from audited financial statements.

The consolidated and combined financial statements at October 31, 2020 and for the three and six months ended October 31, 2020 and 2019 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results reported in these consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39366), initially filed with the Securities and Exchange Commission, or SEC, on July 2, 2020, as amended by Amendment No. 1 filed with the SEC on July 13, 2020, or the Form 10.

Basis of Presentation –Prior to the Separation

Prior to the Separation, the combined financial statements include certain assets and liabilities that have historically been held by SWBI and various of its subsidiaries, but are specifically identifiable to or otherwise attributable to the outdoor products and accessories business. Our combined statements of operations and comprehensive income/(loss), prior to the Separation, also include costs for certain pre-Separation centralized functions and programs provided and administered by SWBI that have been charged directly to SWBI businesses, including us. These centralized functions and programs include information technology, human resources, accounting, legal, and insurance. These costs were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of SWBI’s total corporate expenses were allocated to us. These expense allocations include the cost of corporate functions and resources provided by SWBI, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation, and the cost of the SWBI Springfield, Massachusetts corporate headquarters. In fiscal 2020, SWBI began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between SWBI and us. In addition to the portion of SWBI corporate expenses allocated to us prior to the Separation, a portion of SWBI total distribution expenses were allocated to us. These expense allocations include selling, distribution, inventory management, warehouse, and fulfillment services provided by SWBI and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the SWBI Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $637,000 and $2.7 million during our second fiscal quarter 2021 and our fiscal year 2021, respectively, and $2.4 million and $4.8 million for the three and six months ended October 31, 2019, respectively, for such corporate expenses, which were included within general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the period prior to the Separation in fiscal 2021, we were also allocated $290,000 and $1.9 million during our second fiscal quarter 2021 and our fiscal year 2021, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the three and six months ended October 31, 2019, we were allocated $2.5 million and $3.4 million of distribution expenses, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Prior to the Separation, costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented prior to the Separation. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by SWBI under a Transition Services Agreement. Additionally, we will provide some services to SWBI under such Transition Services Agreement. We also entered into certain commercial arrangements with SWBI in connection with the Separation.

Prior to the Separation, SWBI utilized a centralized approach to cash management and financing its operations. The cash and cash equivalents held by SWBI at the corporate level were not specifically identifiable to us and therefore have not been reflected in our combined balance sheet. Cash transfers between us and SWBI were accounted for through former parent company investment. Cash and cash equivalents in the pre-Separation combined balance sheet represent cash and cash equivalents held by legal entities that were transferred to us or amounts otherwise attributable to us. The combined financial statements include certain assets and liabilities that have historically been held at the SWBI corporate level, but are specifically identifiable or other attributable to us.

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

Subsequent to the completion of the Separation, we incurred costs to establish certain standalone functions, information technology systems, and other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, treasury, legal, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs. Recurring standalone costs may differ materially from historical allocations, which may have an impact on profitability and operating cash flows.

All intracompany transactions have been eliminated. All transactions between us and SWBI have been included in these consolidated and combined financial statements. The aggregate net effect of such transactions that are not historically settled in cash has been reflected in the consolidated and combined balance sheet as parent company investment and in the consolidated and combined statements of cash flows as net transfers to and from SWBI.

Reclassification

We have adjusted the accompanying combined balance sheet as of April 30, 2020 for an immaterial correction of an error to appropriately present deferred income taxes, in the amount of $3.6 million, as non-current, which was previously presented as a current asset.

Fiscal Year

We operate and report using a fiscal year ending on April 30 of each year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Update, or ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which became effective for us on May 1, 2018. Performance obligations are satisfied and revenue is recognized when title has transferred to the customer, which is generally upon shipment, but could be delayed until the receipt of customer acceptance.

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

For the three and six months ended October 31, 2020, one of our customers accounted for more than 10% of our net sales and accounted for $18.9, or 23.9%, and $38.2 million, or 29.5%, of our net sales. As of October 31, 2020, one of our customers exceeded 10% or more of our accounts receivable and accounted for $19.7 million, or 33.9%, of our accounts receivable.

Disaggregation of revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$26,243	$8,373	$17,870	213.4%
Traditional channels	52,855	39,369	13,486	34.3%
Total net sales	$79,098	$47,742	$31,356	65.7%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$76,525	$45,389	$31,136	68.6%
International net sales	2,573	2,353	220	9.3%
Total net sales	$79,098	$47,742	$31,356	65.7%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$50,791	$19,061	$31,730	166.5%
Traditional channels	78,774	61,898	16,876	27.3%
Total net sales	$129,565	$80,959	$48,606	60.0%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$124,996	$77,354	$47,642	61.6%
International net sales	4,569	3,605	964	26.7%
Total net sales	$129,565	$80,959	$48,606	60.0%

(2) Recently Adopted and Issued Accounting Standards:

Recently Issued Accounting Standards – In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the new guidance and the expected effect on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Effective May 1, 2020, we adopted ASU 2016- 13, which requires financial assets measured at amortized cost, such as our trade receivables, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. We adopted ASU 2016-13 using the modified retrospective method, whereby the guidance is applied prospectively as of the date of adoption and prior periods are not restated. The cumulative effect of adoption was not material.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

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

The amounts of assets and liabilities related to our operating leases as of October 31, 2020 are as follows (in thousands):

October 31, 2020
Operating Leases
Right-of-use assets	$27,443
Accumulated amortization	(1,317)
Right-of-use assets, net	$26,126

Lease liabilities, current portion	$1,734
Lease liabilities, net of current portion	25,632
Total operating lease liabilities	$27,366

We recorded $1.2 million of operating lease costs, of which $185,000 were short-term operating lease costs, during the six months ended October 31, 2020. We recorded $865,000 of operating lease costs, of which $51,000 were short-term operating lease costs, during the three months ended October 31, 2020.  We recorded $766,000 of operating lease costs, of which $223,000 were short-term operating lease costs, during the six months ended October 31, 2019. We recorded $392,000 of operating lease costs, of which $166,000 were short-term operating lease costs, during the three months ended October 31, 2019.  As of October 31, 2020, our weighted average lease term and weighted average discount rate for our operating leases was 16.8 years and 5.3%, respectively. The depreciable lives of Right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On August 24, 2020 and as part of the Separation, we entered into an 18-year sublease for our corporate offices and warehouse with SWBI, which is payable in 216 monthly installments through fiscal 2039. We evaluated this lease under ASC 842-10 – Leases, which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. Based on our evaluation under ASC 842-10, we determined that the sublease qualified as an operating lease because the net present value of all the lease payments did not exceed 90% of the fair market value of the subleased building space. We recorded an operating Right-of-use lease asset and liability in the amount of $24.5 million. The effective interest rate for this lease is 5.4%.

During the six months ended October 31, 2020, we terminated an operating lease for office space in Park City, Utah. We recorded a reduction of Right-of-use asset and lease liability of approximately $640,000 for terminating this lease.

During the six months ended October 31, 2020, we entered into an operating lease for administrative office space in Chicopee, Massachusetts and recorded a Right-of-use asset and lease liability of $369,000.

During the six months ended October 31, 2020, we terminated an operating lease for office space in Bentonville, Arkansas.  We recorded a reduction of Right-of-use asset and lease liability of approximately $240,000 for terminating this lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Future lease payments for all our operating leases for the remainder of fiscal 2021 and for succeeding fiscal years are as follows (in thousands):

Operating
2021	$1,594
2022	3,093
2023	2,990
2024	2,014
2025	2,048
Thereafter	30,552
Total future lease payments	42,291
Less amounts representing interest	(14,925)
Present value of lease payments	27,366
Less current maturities of lease liabilities	(1,734)
Long-term maturities of lease liabilities	$25,632

During the six months ended October 31, 2020, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $728,000.

(4) Goodwill and Intangible Assets, net:

The following table presents a summary of intangible assets as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(55,697)	$34,283	$89,980	$(51,049)	$38,931
Developed technology	21,588	(13,508)	8,080	21,588	(12,529)	9,059
Patents, trademarks, and trade names	49,912	(31,769)	18,143	49,697	(29,229)	20,468
Backlog	1,250	(1,250)	—	1,150	(1,150)	—
	162,730	(102,224)	60,506	162,415	(93,957)	68,458
Patents in progress	652	—	652	490	—	490
Total definite-lived intangible assets	163,382	(102,224)	61,158	162,905	(93,957)	68,948
Indefinite-lived intangible assets	430	—	430	204	—	204
Total intangible assets	$163,812	$(102,224)	$61,588	$163,109	$(93,957)	$69,152

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, five years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $8.3 million and $9.6 million for the six months ended October 31, 2020 and 2019, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding full fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$8,150
2022	13,863
2023	11,426
2024	9,688
2025	6,045
Thereafter	11,334
Total	$60,506

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

As of October 31, 2020, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the six months ended October 31, 2020 and 2019. As of April 30, 2020, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

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

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $33.9 million as of October 31, 2020 and $234,000 as of April 30, 2020. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020	April 30, 2020
Finished goods	$61,594	$50,171
Finished parts	4,599	3,499
Work in process	219	249
Raw material	7,163	6,080
Total inventories	$73,575	$59,999

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

(7) Debt:

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of October 31, 2020. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of October 31, 2020, there were no borrowings under the revolving line of credit. If we would have had borrowings at October 31, 2020, those borrowings would have borne interest at approximately 1.97%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement.

(8) Equity:

Earnings per Share

On August 24, 2020, the date of consummation of the Separation, SWBI distributed 13,975,104 shares of our common stock, par value $0.001 per share, to SWBI stockholders of record as of August 10, 2020, the Record Date. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by SWBI prior to the Separation. For the 2019 quarter to date calculations, these shares are treated as issued and outstanding at October 31, 2019 for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no AOUT stock-based awards outstanding prior to the Separation.

Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three and six months ended October 31, 2020. After the Separation, the weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended October 31, 2020 was based on the weighted-average number of actual common shares outstanding assuming the number of shares of AOUT common stock outstanding on August 24, 2020 had been outstanding at the beginning of each period presented.

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three months ended October 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$7,339	13,981	$0.52	$(393)	13,975	$(0.03)
Effect of dilutive stock awards	—	174	—	—	—	—
Diluted earnings/(loss)	$7,339	14,155	$0.52	$(393)	13,975	$(0.03)

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the six months ended October 31, 2020 and 2019 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2020			2019
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$9,128	13,978	$0.65	$(5,379)	13,975	$(0.38)
Effect of dilutive stock awards	—	147	—	—	—	—
Diluted earnings/(loss)	$9,128	14,125	$0.65	$(5,379)	13,975	$(0.38)

Incentive Stock and Employee Stock Purchase Plans

Prior to the Separation and Distribution, our employees participated in two SWBI sponsored incentive stock plans. All grants made prior to the Separation and Distribution covering all participants were issued under those plans.

Certain of our employees have participated in SWBI’s 2013 Incentive Stock Plan. The following disclosures of stock-based compensation expense recognized by us, prior to the Separation, are based on grants related directly to our employees and an allocation of SWBI corporate and shared employee stock-based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent company for the periods presented.

In connection with the Separation, outstanding and vested awards granted to employees under SWBI’s incentive stock plans were converted into AOUT stock-based awards. Unvested awards held by our employees were converted into AOUT stock-based awards. The ratio used to convert the SWBI incentive plan awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. All performance-based restricted share units, or PSUs, outstanding on the Distribution Date were converted to PSUs using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $711,000 of incremental stock-based compensation expense to be recognized over the awards' remaining 1.8 year vesting period.

Post-Separation, we have a separate stock incentive plan, or the 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. The 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the incentive plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the incentive plan are generally nontransferable and subject to forfeiture.

Unless terminated earlier by our Board of Directors, the 2020 Incentive Compensation Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of the 2020 Incentive Compensation Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our Board of Directors or a committee thereof authorizes the granting of such award.

Except in specific circumstances, grants generally vest over a period of three or four years and grants of stock options are exercisable for a period of 10 years. The 2020 Incentive Compensation Plan also permits the grant of awards to non-employees.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Prior to the Separation, certain of our employees have participated in SWBI’s Employee Stock Purchase Plan, or the SWBI ESPP, in which each participant is granted an option to purchase SWBI common stock on each subsequent exercise date during the offering period (as such terms are defined in the SWBI ESPP) in accordance with the terms of the SWBI ESPP.

Post-Separation, we have a separate employee stock purchase plan, or the ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

We recognized $899,000 and $352,000 of stock-based compensation expense during the three months ended October 31, 2020 and 2019, respectively. Of the total stock-based compensation expense recognized by us during the three months ended October 31, 2020 and 2019, $800,000 and $124,000, respectively, related directly to our employees and $99,000 and $228,000, respectively, related to allocations of SWBI corporate and shared employee stock-based compensation expenses. We recognized $1.2 million and $666,000 of stock-based compensation expense during the six months ended October 31, 2020 and 2019, respectively. Of the total stock-based compensation expense recognized by us during the six months ended October 31, 2020 and 2019, $972,000 and $233,000, respectively, related directly to our employees and $224,000 and $433,000, respectively, related to allocations of SWBI corporate and shared employee stock-based compensation expenses. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based restricted stock units, or RSU, to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of AOUT common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period. Awards that do not vest are forfeited.

We grant PSUs to our executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

For the Six Months Ended October 31, 2020
Grant date fair market value
American Outdoor Brands, Inc.	$13.30
Russell 2000 Index	$1,504.59
Volatility (a)
American Outdoor Brands, Inc.	47.54%
Russell 2000 Index	27.70%
Correlation coefficient (b)	0.48
Risk-free interest rate (c)	0.17%
Dividend yield (d)	0%

(a)	Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not plan to pay dividends.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target unit amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

During the six months ended October 31, 2020, we granted an aggregate of 165,559 service-based RSUs to executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2020, we cancelled 312 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2020, we delivered common stock to directors under our 2020 Incentive Compensation Plan with a total market value of $235,000.

During the six months ended October 31, 2019, we granted an aggregate of 29,513 service-based RSUs to non-executive officer employees. During the six months ended October 31, 2019, we cancelled 46,754 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2019, we delivered common stock to our employees, including our executive officers, with a total market value of $135,000.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2020 is as follows:

	For the six months ended October 31, 2020
		Weighted
	Total # of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	—	$—
Converted on August 24, 2020	237,589	9.20
Awarded	243,604	14.08
Vested	(16,631)	9.20
Forfeited	(312)	11.52
RSUs and PSUs outstanding, end of period	464,250	$11.76

As of October 31, 2020, there was $3.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.9 years.

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020	April 30, 2020
Accrued allowances	$3,739	$2,441
Accrued freight	3,986	1,646
Accrued commissions	2,268	954
Accrued employee benefits	378	754
Accrued professional fees	469	787
Accrued taxes other than income	579	197
Accrued warranty	333	336
Accrued other	90	540
Total accrued expenses	$11,842	$7,655

(10) Income Taxes:

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

The income tax expense/(benefit) included in the consolidated and combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $2.4 million for the three months ended October 31, 2020 and income tax expense of $94,000 for the three months ended October 31, 2019. The effective tax rate for the three months ended October 31, 2020 and 2019 was 24.7% and (31.4)%, respectively. Income tax expense for three months ended October 31, 2020 and 2019 included a discrete tax benefit of $210,000 and $642,000, respectively, associated with the allocation of a portion of SWBI’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. We recorded income tax expense of $3.5 million for the six months ended October 31, 2020 and an income tax benefit of $1.2 million for the six months ended October 31, 2019. The effective tax rate for the six months ended October 31, 2020 and 2019 was 27.7% and 18.3%, respectively. Income tax expense/(benefit) for six months ended October 31, 2020 and 2019 included a discrete tax benefit of $579,000 and $1.3 million respectively, associated with the allocation of a portion of SWBI’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. For the period prior to the Separation, income taxes were recorded based on a carve-out basis. Prior to the Separation, our portion of income taxes were settled in the period the related tax expense was recorded. After the Separation, our income taxes are prepared on a stand-alone basis.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters.  Litigation, regardless of the merits, can be expensive, time consuming, and divert the time and attention of management personnel, and unfavorable outcomes can harm our business.  We actively monitor the status of litigation and vigorously defend claims and assert all appropriate defenses to litigation against us.

(12) Segment Reporting:

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

(13) Related Party Transactions:

Prior to the Separation, the combined financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of SWBI, the former Parent. The following discussion summarizes activity between us and the former Parent prior to the Separation on August 24, 2020 (and its affiliates that are not part of the Separation).

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2020 and 2019

Allocation of General Corporate Expenses

Prior to the Separation, the combined statements of operations and comprehensive income/(loss) included expenses for certain centralized functions and other programs provided and administered by the former Parent that were charged directly to us. In addition, for purposes of preparing these combined financial statements on a carve-out basis, we have allocated a portion of the former Parent total corporate and selling, marketing, and distribution expenses to us. See Note 1 – Background, Description of Business, and Basis of Presentation for a discussion of the methodology used to allocate corporate-related costs and selling, marketing, and distribution expenses for purposes of preparing these financial statements on a carve-out basis.

Related Party Sales and Purchases

For the period prior to the Separation in fiscal 2021, our sales to the former Parent totaled $882,000 and $2.4 million during our second fiscal quarter 2021 and our fiscal year 2021, respectively, which are included in net sales in the combined statements of operations and comprehensive income/(loss). Our sales to the former Parent totaled $6.2 million and $10.3 million for the three and six months ended October 31, 2019, respectively. Our cost of goods sold included an immaterial amount for items purchased from the former Parent for the three months ended October 31, 2020 and 2019. As of October 31, 2020, and April 30, 2020, the aggregate amount of inventories purchased from the former Parent that remained on our consolidated and combined balance sheet was $443,000 and $435,000, respectively.

Net Transfers To and From SWBI

Prior to the Separation, the former Parent utilized a centralized approach to cash management and financing its operations. Disbursements were made through centralized accounts payable systems, which were operated by the former Parent. Cash receipts were transferred to centralized accounts, which were also maintained by the former Parent. As cash was received and disbursed by the former Parent, it was accounted for by us through the former parent company investment. Certain related party transactions between us and the former Parent have been included within the former parent company investment in the combined balance sheets in the historical periods presented. All notes to and from the former parent company were settled in connection with the Separation. As of April 30, 2020, the former net parent company investment included related party receivables due from the former Parent of $85.0 million. The interest income and expense related to the activity with the former Parent that was historically included in our results prior to the Separation is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with the former Parent was $424,000 during the first four months of our fiscal year 2021 and prior to the Separation and $2.1 million for the six months ended October 31, 2019. The total effect of the settlement of these related party transactions is reflected as a financing activity in the combined statements of cash flows. On August 24, 2020, the former Parent capitalized our company with $25.0 million of cash as part of the Separation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2020 and 2019 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited combined financial statements and the notes thereto contained in our Form 10. This discussion and analysis should also be read in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed above in “Statement Regarding Forward-Looking Information” in this Form 10-Q. In addition, this section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

Background

On November 13, 2019, Smith & Wesson Brands, Inc., or SWBI, announced that it was proceeding with a plan to spin-off its outdoor products and accessories business to our company, American Outdoor Brands, Inc., a newly formed wholly owned subsidiary formed in anticipation of the Separation, resulting in two distinct, publicly traded companies.

On August 24, 2020, SWBI completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, or the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date.  SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020. As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by SWBI. For those periods prior to the Separation, the unaudited combined financial statements were prepared on a “carve out” basis as described below.

Basis of Presentation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve out” basis as discussed below. Our financial statements for the period from August 24, 2020 through October 31, 2020 are consolidated financial statements based on the reported results of our company as a standalone company. Accordingly, the second quarter of fiscal 2021 included consolidated and combined financial statements, while all prior periods included combined financial statements.

Prior to the Separation, we operated as part of SWBI and not as a standalone company. The accompanying combined financial statements included in this Quarterly Report on Form 10-Q were prepared in connection with the Separation and were derived from the consolidated financial statements and accounting records of SWBI.

These consolidated and combined financial statements reflect our historical financial position, results of operations, and cash flows as they were historically managed in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented, particularly because of changes we will experience in the future as a result of the Separation, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business.

Prior to the Separation, the combined financial statements included certain assets and liabilities held at the SWBI corporate level, but were specifically identifiable to or otherwise attributable to us. Our combined statements of operations and comprehensive income/(loss) also include costs for certain pre-Separation centralized functions and programs provided and administered by SWBI that are charged directly to SWBI businesses, including us. These centralized functions and programs include legal, benefit programs, and insurance. We were directly charged for these costs that were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of SWBI’s total corporate expenses were allocated to us. These expense allocations included the cost of corporate functions and resources provided by SWBI, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the SWBI Springfield, Massachusetts corporate headquarters. In fiscal 2020, SWBI began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between SWBI and us. In addition to the portion of SWBI corporate expenses allocated to us prior to the Separation, a portion of SWBI total distribution expenses was allocated to us. These expense allocations included selling, distribution, inventory management, warehouse, and fulfillment services provided by SWBI and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the SWBI Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $637,000 and $2.7 million during our second fiscal quarter 2021 and our fiscal year 2020, respectively, and $2.4 million and $4.8 million for the three and six months ended October 31, 2019, respectively, for such corporate expenses, which were included within general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the period prior to the Separation in fiscal 2021, we were also allocated $290,000 and $1.9 million, during our second fiscal quarter 2021 and our fiscal year 2021, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the combined statements of operations and comprehensive income/(loss). For the three and six months ended October 31, 2019, we were allocated $2.5 million and $3.4 million of distribution expenses.

Prior to the Separation, costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented prior to the Separation. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by SWBI under a Transition Services Agreement. Additionally, we will provide some services to SWBI under such Transition Services Agreement. We also entered into certain commercial arrangements with SWBI in connection with the Separation.

Subsequent to the completion of the Separation, we began to incur costs to establish certain standalone functions, information technology systems, and other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, information technology, treasury, legal, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs. Recurring standalone costs, which are expected to continue in future periods, may differ materially from historical allocations, which may have an impact on profitability and operating cash flows.

We operate and report using a fiscal year ending on April 30 of each year.

Second Quarter Fiscal 2021 Highlights

Our operating results for the three months ended October 31, 2020 included the following:

•

Net sales were $79.1 million, an increase of $31.4 million, or 65.7%, over the comparable quarter last year, primarily because of higher net sales in both our e-commerce channels and traditional channels.

•	Gross margin was 46.9%, an increase of 690 basis points over the comparable quarter last year.
•	Net income was $7.3 million, or $0.52 per diluted share, compared with net loss of $393,000, or $(0.03) per diluted share, for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $15.8 million for the three months ended October 31, 2020 compared with $5.6 million for the three months ended October 31, 2019. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the six months ended October 31, 2020 included the following:

•

Net sales were $129.6 million, an increase of $48.6 million, or 60.0%, over the prior year comparable period, primarily because of higher net sales in both our e-commerce channels and traditional channels.

•	Gross margin was 46.9%, an increase of 640 basis points over the prior year comparable period.
•	Net income was $9.1 million, or $0.65 per diluted share, compared with net loss of $5.4 million, or $(0.38) per diluted share, for the prior year comparable period.
•

Non-GAAP Adjusted EBITDAS was $24.5 million for the six months ended October 31, 2020 compared with $5.7 million for the six months ended October 31, 2019. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

•

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all the assets of our company, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. The revolving line includes an option to increase the credit commitment for an additional $15.0 million.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	$79,098	$47,742	$31,356	65.7%
Cost of sales	42,025	28,651	13,374	46.7%
Gross profit	$37,073	$19,091	$17,982	94.2%
% of net sales (gross margin)	46.9%	40.0%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$26,243	$8,373	$17,870	213.4%
Traditional channels	52,855	39,369	13,486	34.3%
Total net sales	$79,098	$47,742	$31,356	65.7%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$76,525	$45,389	$31,136	68.6%
International net sales	2,573	2,353	220	9.3%
Total net sales	$79,098	$47,742	$31,356	65.7%

For the three months ended October 31, 2020, net sales increased $31.4 million, or 65.7%, over the comparable quarter last year, primarily because of higher demand for the majority of our products, which we believe was driven by increased consumer interest in self-protection, indicated by total adjusted background checks as reported to the National Instant Check System, or NICS, that suggests approximately eight million new consumers entering the firearms market in calendar 2020, as well as increased participation in outdoor activities, such as hunting, camping, and fishing. This increased consumer interest and participation supplemented normal seasonal trends in our business which also occurred in our second fiscal quarter 2020. There were also several factors, which we believe were related to the COVID-19 pandemic, including increased participation in outdoor recreation activities that had a favorable impact on our net sales. We believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand for our products. Net sales in our e-commerce channel increased $17.9 million, or 213.4%, over the comparable quarter last year, which we believe resulted from a shift in consumer preference to online purchases during the current period and increases in our own direct-to-consumer business. Net sales in our traditional channels increased $13.5 million, or 34.3%, over the comparable quarter last year. Increases in both our e-commerce and traditional channels were driven largely by increased consumer interest and the impact of COVID-19 on retail locations, as mentioned above. In addition, feedback from certain of our large retail customers seems to indicate significant growth over the comparable quarter last year, reflecting strong consumer demand for our products in the channel. The increase in net sales was partially offset by a decline in sales of our branded camping accessory products due to an acceleration of one large retail customer’s strategy towards its own private label brand that began in October 2019. Our second fiscal quarter represents the final quarter in which this comparison will occur.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 14.6% of net sales for the three months ended October 31, 2020.

Gross margin for the three months ended October 31, 2020 increased 690 basis points over the comparable quarter last year, primarily because of increased product demand, favorable product mix, and lower promotional expenses, which increased gross margins by 1,150 basis points, partially offset by writing down our inventory for discounted inventory and tariff costs that reduced gross margins by 450 basis points.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net sales	$129,565	$80,959	$48,606	60.0%
Cost of sales	68,762	48,201	20,561	42.7%
Gross profit	$60,803	$32,758	$28,045	85.6%
% of net sales (gross margin)	46.9%	40.5%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
e-commerce channels	$50,791	$19,061	$31,730	166.5%
Traditional channels	78,774	61,898	16,876	27.3%
Total net sales	$129,565	$80,959	$48,606	60.0%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Domestic net sales	$124,996	$77,354	$47,642	61.6%
International net sales	4,569	3,605	964	26.7%
Total net sales	$129,565	$80,959	$48,606	60.0%

For the six months ended October 31, 2020, net sales increased $48.6 million, or 60.0%, over the prior year comparable period, primarily because of higher demand for the majority of our products for the same reasons mentioned above. In addition, our initiative to migrate certain retail customers away from “bulk buy” ordering, which is typically discounted, to a more balanced approach to order replenishment had a favorable impact on net sales and order cadence. There were also several factors, which we believe were related to the COVID-19 pandemic, such as increased participation in outdoor recreation activities driven by state-mandated travel restrictions, increased retail foot traffic after the reopening of retail locations that were previously ordered to be closed, and our ability to replenish retailer inventory after non-essential product orders were halted in our fourth fiscal quarter last year that had a positive impact on our net sales for the six months ended October 31, 2020. We believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand for our products. Net sales in our e-commerce channel increased $31.7 million, or 166.5%, over the prior year comparable period, which we believe resulted from a shift in consumer preference to online purchasers during the current period and increases in our own direct-to-consumer business. Net sales in our traditional channels increased $16.9 million, or 27.3%, over the prior year comparable period because of increased consumer interest and the impact of COVID-19 on retail locations after they have reopened, as mentioned above. In addition, feedback from certain of our large retail customers seems to indicate significant growth over the comparable quarter last year, reflecting strong consumer demand for our products in the channel. The increase in net sales was partially offset by lower related party sales and a decline in sales of our branded camping accessory products due to an acceleration of one large retail customer’s strategy towards its own private label brand that began in October 2019. Our second fiscal quarter represents the final quarter in which this comparison will occur.

New products represented 12.3% of net sales for the six months ended October 31, 2020.

Gross margin for the six months ended October 31, 2020 increased 640 basis points over the prior year comparable period, primarily because of increased product demand, favorable product mix, and lower promotional expenses, which increased gross margins by 1,270 basis points, partially offset by writing down our inventory for discounted inventory and tariff costs that reduced gross margins by 500 basis points.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$1,932	$1,193	$739	61.9%
Selling and marketing	15,679	9,964	5,715	57.4%
General and administrative	9,898	9,406	492	5.2%
Total operating expenses	$27,509	$20,563	$6,946	33.8%
% of net sales	34.8%	43.1%

Research and development expenses increased $739,000, primarily as a result of increased compensation-related expenses and consulting from the comparable quarter last year. Selling, marketing, and distribution expenses increased $5.7 million, partially as a result of $2.7 million of increased co-op advertising and commission expenses related to strategic customers that are generally calculated as a percentage of net sales; $624,000 of increased expenses for the launch of new brand websites and other brand initiatives; $370,000 of increased distribution labor costs to increase shipping capacity; and $344,000 of increased depreciation on warehouse equipment. General and administrative expenses increased $492,000, primarily due to $1.6 million of increased compensation-related expenses, offset by $651,000 of lower acquired intangible asset amortization.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Research and development	$3,162	$2,525	$637	25.2%
Selling, marketing, and distribution	26,305	17,682	8,623	48.8%
General and administrative	19,308	21,243	(1,935)	-9.1%
Total operating expenses	$48,775	$41,450	$7,325	17.7%
% of net sales	37.6%	51.2%

Research and development expenses increased $637,000, primarily as a result of increased compensation-related expenses, employee-related expenses, and consulting expenses from the prior year comparable period. Selling, marketing, and distribution expenses increased $8.6 million, partially as a result of $3.9 million of increased co-op advertising and commission expenses related to strategic customers that are generally calculated as a percentage of net sales, $1.6 million of increased costs related to the development of our e-commerce initiatives and brand website launches; $870,000 of increased distribution labor costs to increase shipping capacity; $444,000 of increased freight expense from increased shipments to customers during the six months ended October 31, 2020; and $735,000 of increased advertising for new brand introductions. General and administrative expenses decreased $1.9 million, primarily due to $1.3 million of lower acquired intangible asset amortization, and $1.1 million of facility consolidations, partially offset by higher compensation-related expenses.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income/(loss)	$9,564	$(1,472)	$11,036	-749.7%
% of net sales (operating margin)	12.1%	-3.1%

Operating income for the three months ended October 31, 2020 was $9.6 million, an increase of $11.0 million from a $1.5 million operating loss for the three months ended October 31, 2019, primarily because of increased sales volumes and increased gross margin as described above.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating income/(loss)	$12,028	$(8,692)	$20,720	-238.4%
% of net sales (operating margin)	9.3%	-10.7%

Operating income for the six months ended October 31, 2020 was $12.0 million, an increase of $20.7 million from a $8.7 million operating loss for the six months ended October 31, 2019, primarily because of increased sales volumes and increased gross margin as described above.

Interest Income, Net

The following table sets forth certain information regarding related party interest income, net for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest income, net	$56	$1,178	$(1,122)	-95.2%

During the three months ended October 31, 2020, interest income decreased $1.1 million from the comparable quarter last year because of lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

The following table sets forth certain information regarding related party interest income, net for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Interest income, net	$392	$2,116	$(1,724)	-81.5%

During the six months ended October 31, 2020, interest income decreased $1.7 million from the prior year comparable period because of lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense	$2,408	$94	$2,314	2461.7%
% of income/(loss) from operations (effective tax rate)	24.7%	-31.4%		56.1%

We recorded income tax expense of $2.4 million for the three months ended October 31, 2020, versus income tax expense of $94,000 for the prior year comparable quarter, primarily because of increased operating profit. The effective tax rates for October 31, 2020 and 2019 include discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

The following table sets forth certain information regarding income tax expense/(benefit) for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Income tax expense/(benefit)	$3,503	$(1,204)	$4,707	-390.9%
% of income/(loss) from operations (effective tax rate)	27.7%	18.3%

We recorded income tax expense of $3.5 million for the six months ended October 31, 2020, versus income tax benefit of $1.2 million for the prior year comparable quarter, primarily because of increased operating profit. The effective tax rates for October 31, 2020 and 2019 include discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended October 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income/(loss)	$7,339	$(393)	$7,732	-1967.4%
Net income/(loss) per share
Basic	$0.52	$(0.03)	$0.55	-1833.3%
Diluted	$0.52	$(0.03)	$0.55	-1833.3%

Net income of $7.3 million, or $0.52 per diluted share, for the three months ended October 31, 2020 was $7.7 million higher than $393,000 net loss, or ($0.03) per share, for the comparable quarter last year, primarily because of a combination of increased sales volumes, favorable customer, product mix, and lower promotional expenses, favorable manufacturing fixed cost absorption, and lower acquisition related amortization expense.

The following table sets forth certain information regarding net income/(loss) and the related per share data for the six months ended October 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019	$ Change	% Change
Net income/(loss)	$9,128	$(5,379)	$14,507	-269.7%
Net income/(loss) per share
Basic	$0.65	$(0.38)	$1.03	-271.1%
Diluted	$0.65	$(0.38)	$1.03	-271.1%

Net income of $9.1 million, or $0.65 per diluted share, for the six months ended October 31, 2020 was $14.5 million higher than a $5.4 million net loss, or ($0.38) per share, for the prior year comparable period, primarily because of a combination of increased sales volumes, favorable customer, product mix, and lower promotional expenses, favorable manufacturing fixed cost absorption, lower acquisition related amortization expense, and lower bad debt expenses.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and six months ended October 31, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(Unaudited)
GAAP net income/(loss)	$7,339	$(393)	$9,128	$(5,379)

Income tax expense/(benefit)	2,408	94	3,503	(1,204)
Depreciation and amortization	5,068	6,179	10,459	12,156
Related party interest income	(88)	(1,178)	(424)	(2,116)
Stock compensation	899	352	1,196	666
Transition costs	13	521	264	1,607
COVID-19 costs	—	—	223	—
Other	125	—	125	—
Non-GAAP Adjusted EBITDAS	$15,764	$5,575	$24,474	$5,730

Liquidity and Capital Resources

Historically, we have generated strong annual cash flow from operating activities. However, prior to the Separation, we operated within our former parent company’s cash management structure, which used a centralized approach to cash management and financing of operations. Accordingly, a substantial portion of our cash was regularly transferred to our former parent company. This arrangement was not reflective of the manner in which we would have been able to finance our operations had we been an independent, publicly traded company during the periods presented.

The cash and cash equivalents historically held by our former parent company at the corporate level were not specifically identifiable to us and therefore have not been reflected in the historical combined balance sheet. On August 24, 2020, our former parent company capitalized our business with $25.0 million of cash as part of the Separation.

Our former parent company incurred debt and related debt issuance costs with respect to the acquisitions of the carved-out businesses. However, such debt was refinanced since the consummation of these acquisitions, with the proceeds of such refinancing utilized for the retirement of original debt obligations as well as the funding of other former parent company expenditures. As a result, the former parent company third-party long-term debt and the related interest expense was not allocated to us for any of the periods presented as we were not the legal obligor of such debt.

Following the Separation, our capital structure and sources of liquidity changed from the historical capital structure because we no longer participate in our former parent company’s centralized cash management program. Our ability to fund our operating needs depends on our future ability to continue to generate positive cash flow from operations and obtain financing on acceptable terms. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs. We also believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $50.0 million credit facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Our separation from our former parent company may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.

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

We had $33.9 million of cash equivalents on hand as of October 31, 2020, and had $234,000 in cash and cash equivalents on hand as of April 30. 2020.

We expect to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time.

The following table sets forth certain cash flow information for the six months ended October 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Operating activities	$4,456	$(1,914)	$6,370	-332.8%
Investing activities	(2,106)	(894)	(1,212)	135.6%
Financing activities	31,296	3,072	28,224	918.8%
Total cash flow	$33,646	$264	$33,382	12644.7%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $4.6 million for the six months ended October 31, 2020 compared with cash used of $1.9 million for the six months ended October 31, 2019. Cash generated by operating activities for the six months ended October 31, 2020 was favorably impacted by $11.7 million of higher accounts payable due to timing of payments and inventory shipments and $5.7 million of higher sales volume variable expense accruals, and $2.4 million of increased payroll and management incentive accruals, offset by $13.6 million of increased inventory as a result of the preparation for the hunting and holiday shopping season and a planned inventory build for new product introductions later in the year, and $23.0 million increased accounts receivable due to higher net sales and timing of shipments.

Our inventory increased $4.0 million during the three months ended October 31, 2020. Items impacting our inventory included a planned inventory build to support anticipated, increased demand leading up to the hunting and holiday shopping seasons, the resolution of COVID-19 related supply chain issues that resulted in increased order fulfillment of our inventory, additional planned purchases to help mitigate potential future supply chain disruptions, and the anticipation of new product introductions later in the fiscal year. These increases were partially offset by increased sales and improved order cadence, which improved inventory turns. It is possible that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. We expect inventory to increase or remain flat in our third and fourth fiscal quarters due to a planned inventory build in anticipation of new product introductions later in the fiscal year combined with our focus on higher priced products that we expect will increase inventory values.

Investing Activities

Cash used in investing activities increased $1.2 million for the six months ended October 31, 2020 from the prior year comparable period. This increase was mostly due to the fact that we recorded capital expenditures of $1.8 million for the six months ended October 31, 2020, which was $944,000 higher than the prior year comparable period.

Financing Activities

Cash provided by financing activities was $31.3 million for the six months ended October 31, 2020 compared with $3.1 million of cash provided by financing activities in the prior year comparable period because of changes in net transfers from our former parent company and the $25.0 million cash capital contribution from our former parent company as part of the Separation.

Credit Facility

On August 24, 2020, we entered into a new financing arrangement in anticipation of the Separation, consisting of a $50 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of October 31, 2020. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining the LIBOR Rate, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of October 31, 2020, the revolving line of credit had no borrowings. If we would have had borrowings at October 31, 2020, those borrowings would have borne interest at approximately 1.97%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement.

Other Matters

Critical Accounting Policies

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the Form 10. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Recently Adopted and Issued Accounting Standards to our consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes from the information provided in Quantitative and Qualitative Disclosures about Market Risk in the Form 10.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11 — Commitments and Contingencies to our consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As of October 31, 2020, we had no authorized share repurchase programs.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8K filed with the SEC on August 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: December 15, 2020	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: December 15, 2020	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer