Form 10-Q
period 2021-01-31
American Outdoor Brands, Inc.
filed 2021-03-17
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The registrant had 14,018,879 shares of common stock, par value $0.001, outstanding as of March 12, 2021.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2021 and 2020

1st Response®, 24/7®, Accumax®, Ammo Vault®, Black Ops®, BOG®, Boneyard®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Delta Force®, E-MAX®, Extreme Ops®, F.A.T. Wrench®, Field General®, Fieldpod®, Flexware®, Frankford Arsenal®, Frontier®, Galaxy®, Golden Rod®, Great Divide®, Grip A Legend®, Gun Butler®, Homeland Security®, Hooyman®, H.R.T.®, Hydrosled®, Imperial®, Intellidropper®, Key Gear®, Jolt®, Lead Sled®, Lockdown®, M-Press®, M.A,G.I.C.®, Mag Charger®, Magnum Rifle Gong®, Night Guard®, Night Terror®, Nitro®, Non-Typical Wildlife Solutions®, Old Timer®, One Cut and You’re Through®, Orange Peel®, Outback®, Pico Light®, Popper Tyme®, S.W.A.T.®, Safe-T-Lock®, Schrade®, Schrade Tough®, Tunnel Vision®, Turkinator®, Search & Rescue®, Sharpfinger®, Special Ops®, Special Tactical®, Spright®, Stable Table®, Sure-Lock®, Switcheroo®, Switch-it®, Tack Driver®, Tipton®, U-Dig-It®, Ultra Glide®, Uncle Henry®, UST®, Wheeler®, XLA Bipod®, ®,  Zinx®, 10,000 Rounds in Your Pocket®, Color Guard®, Complete Focus®, Crimson Trace®, Kryptonyte®, Lasergrips®, Laserguard®, Laserlyte®, Lasersaddle®, Lightguard®, LINQ®, Quick Tyme®, Rail Master®, Reaction Tyme®, Rumble Tyme®, Score Tyme®, Shockstop®, Steel Tyme®, Trigger Tyme®, and Triple Tyme® are some of the registered U.S. trademarks of our company or one of our subsidiaries. Adrenaline™, AOB Products Company™, Bloodmoon™, Built for Generations™, Clandestine™, Dock and Unlock ™, Dominion™, Don’t Be Outdoorsy – Be Outdoors™, Don’t Settle for Average. Demand Perfection™, Duro™, Engineered for the Unknown™, Flex Change™, From Niche to Known™, It’s not secure unless it’s on LOCKDOWN™, Learn and Live™, Lockdown Puck™, Magnum Magnet™, MEAT!™, MEAT Your Maker!™, Nope Rope™, Officer™, On the Edge of Adventure™, Pile Driver™, Stinger™, Survival Born, Adventure Ready™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Triple Play™, Unmatched Accuracy at the Bench and in the Field™, Velociradar™, Water to Plate™, Your Land. Your Legacy™, Accu-Guard™, Accu-Grips™, Dart Tyme™, Defender Series™, Instant Activation™, Instinctive Activation™, and Master Series™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include Gemtech®, M&P®, Performance Center®, Smith & Wesson®, T/C®, and Thompson/Center Arms™, among others. This report also may contain trademarks and trade names of other companies.

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
•

the changes we expect to experience in the future as a result of the separation from our former parent company, Smith & Wesson Brands, Inc., or SWBI, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business;

•

our belief that on a going forward basis we may perform various functions (such as accounting, financial reporting, tax regulatory compliance, corporate governance, information technology, treasury, legal and investor relations as well as the annual expenses associated with being an independent public company), which were previously performed by our former parent company, using our own resources or outsourced services;

•

our belief that the recurring stand along costs as a public company may differ materially from historical allocations by our former parent company and may have an impact on profitability and operating cash flows;

•	our belief that our future ability to fund our operating needs will depend on our future ability to generate positive cash flow from operations and obtain financing on acceptable terms;
•	our belief that we will be able to meet our short-term liquidity needs based upon our history of generating strong cash flows;
•

our belief we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $50 million credit facility;

•	our expectation that our separation from our former parent may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us;
•

our future capital requirements dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our independent information technology infrastructure and enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic;

•	the possibility that further equity or debt financing may not be available to us on acceptable terms or at all;
•	the risk that sufficient funds are not available on acceptable terms could limit our ability to take advantage of unanticipated business opportunities or to respond to competitive pressures;
•

our expectation to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time;

•

our expectation that our inventory will increase in our fourth fiscal quarter because of a planned inventory build in anticipation of new product introductions combined with our focus on introducing higher priced new products that we expect will increase inventory values and additional planned purchases to help mitigate potential future supply chain disruptions; and

•	our expectation of spending approximately $4.0 million of capital expenditures in fiscal 2021.

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
•

the potential impact on our business and operations from the results of the 2020 U.S. Presidential, Congressional, state, and local elections and the policies that may be implemented as a result thereof;

•	changes in the makeup of the U.S. Supreme Court;
•

the failure to realize the anticipated benefits of being a separate, public company following the separation from our former parent or to achieve the benefits anticipated from our new principal facility;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of:
	January 31, 2021 (Unaudited)	April 30, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,510	$234
Accounts receivable, net of allowance for credit losses of $302 on January 31, 2021 and $448 on April 30, 2020	56,064	35,096
Inventories	73,690	59,999
Prepaid expenses and other current assets	3,184	3,244
Income tax receivable	—	104
Total current assets	178,448	98,677
Property, plant, and equipment, net	10,422	9,677
Intangible assets, net	57,605	69,152
Goodwill	64,315	64,315
Right-of-use assets	25,785	2,772
Deferred income taxes	4,360	3,580
Other assets	470	242
Total assets	$341,405	$248,415
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,820	$8,936
Accrued expenses	12,071	7,655
Accrued payroll and incentives	6,163	3,249
Accrued income taxes	1,078	—
Lease liabilities, current	1,758	1,324
Accrued profit sharing	1,178	217
Total current liabilities	38,068	21,381
Lease liabilities, net of current portion	25,239	2,830
Other non-current liabilities	394	106
Total liabilities	63,701	24,317
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,010,359 shares issued and outstanding on January 31, 2021	14	—
Former net parent company investment	—	224,098
Additional paid in capital	264,409	—
Retained earnings	13,281	—
Total equity	277,704	224,098
Total liabilities and equity	$341,405	$248,415

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales (including $2.4 million of related party sales for the four months of our fiscal year 2021 prior to the Separation, and $3.1 million and $13.5 million of related party sales for the three and nine months ended January 31, 2020, respectively)	$82,649	$43,336	$212,214	$124,295
Cost of sales	45,276	24,220	114,038	72,421
Gross profit	37,373	19,116	98,176	51,874
Operating expenses:
Research and development	1,478	1,345	4,641	3,870
Selling, marketing, and distribution	15,121	10,561	41,426	28,243
General and administrative	10,591	9,035	29,899	30,278
Total operating expenses	27,190	20,941	75,966	62,391
Operating income/(loss)	10,183	(1,825)	22,210	(10,517)
Other income/(expense), net:
Other income, net	141	7	352	—
Interest (expense)/income, net	(51)	1,522	341	3,638
Total other income, net	90	1,529	693	3,638
Income/(loss) from operations before income taxes	10,273	(296)	22,903	(6,879)
Income tax expense/(benefit)	2,244	(149)	5,746	(1,353)
Net income/(loss)/comprehensive income/(loss)	$8,029	$(147)	$17,157	$(5,526)
Net income/(loss) per share:
Basic	$0.57	$(0.01)	$1.23	$(0.40)
Diluted	$0.56	$(0.01)	$1.20	$(0.40)
Weighted average number of common shares outstanding:
Basic	13,999	13,975	13,987	13,975
Diluted	14,254	13,975	14,321	13,975

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common Stock		Former Net Parent	Additional
For the three months ended January 31, 2021 and 2020	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at October 31, 2019	—	$—	$323,294	$—	$—	$323,294
Net loss	—	—	(147)	—	—	(147)
Net transfers to former Parent	—	—	(931)	—	—	(931)
Balance at January 31, 2020	—	$—	$322,216	$—	$—	$322,216

Balance at October 31, 2020	13,992	$14	$—	$263,519	$5,252	$268,785
Net income	—	—	—	—	8,029	8,029
Stock-based compensation	—	—	—	904	—	904
Issuance of common stock under restricted stock unit awards	18	—	—	(14)	—	(14)
Balance at January 31, 2021	14,010	$14	$—	$264,409	$13,281	$277,704

	Common Stock		Former Net Parent	Additional
For the nine months ended January 31, 2021 and 2020	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at April 30, 2019	—	$—	$324,614	$—	$—	$324,614
Net loss	—	—	(5,526)	—	—	(5,526)
Net transfers from former Parent	—	—	3,128	—	—	3,128
Balance at January 31, 2020	—	$—	$322,216	$—	$—	$322,216

Balance at April 30, 2020	—	$—	$224,098	$—	$—	$224,098
Net income	—	—	3,876	—	13,281	17,157
Stock-based compensation	—	—	—	1,680	—	1,680
Issuance of common stock under restricted stock unit awards, net of tax	35	—	—	(14)	—	(14)
Net transfers from former Parent	—	—	34,783	—	—	34,783
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,757)	262,743	—	—
Balance at January 31, 2021	14,010	$14	$—	$264,409	$13,281	$277,704

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$17,157	$(5,526)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,112	17,931
Provision for losses on accounts receivable	23	649
Deferred income taxes	(780)	—
Stock-based compensation expense	2,100	368
Changes in operating assets and liabilities:
Accounts receivable	(20,991)	(9,031)
Inventories	(13,691)	(6,079)
Prepaid expenses and other current assets	(1,902)	(441)
Income taxes	1,182	206
Accounts payable	7,724	(1,000)
Accrued payroll and incentives	4,140	(710)
Right of use assets	927	681
Accrued profit sharing	961	(125)
Accrued expenses	5,919	3,340
Other assets	(15)	(63)
Lease liabilities	(1,097)	(820)
Other non-current liabilities	288	(73)
Net cash provided by/(used in) operating activities	17,057	(693)
Cash flows from investing activities:
Payments to acquire patents and software	(463)	(216)
Payments to acquire property and equipment	(2,600)	(1,275)
Net cash used in investing activities	(3,063)	(1,491)
Cash flows from financing activities:
Net transfers from former Parent	31,706	2,022
Cash paid for debt issuance costs	(410)	—
Payment of employee withholding tax related to restricted stock units	(14)	—
Net cash provided by financing activities	31,282	2,022
Net increase/(decrease) in cash and cash equivalents	45,276	(162)
Cash and cash equivalents, beginning of period	234	162
Cash and cash equivalents, end of period	$45,510	$—
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$61	$—
Income taxes	$3,680	$—

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2021	2020
	(In thousands)
Purchases of property and equipment included in accounts payable	$4	$—
Non-cash transfers to/from former Parent	1,398	—
Changes in right of use assets for operating lease obligations	23,940	3,369
Changes in lease liabilities for operating lease obligations	23,940	4,449

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

(1) Background, Description of Business, and Basis of Presentation:

Background

On November 13, 2019, Smith & Wesson Brands, Inc., or SWBI, announced that it was proceeding with a plan to spin-off its outdoor products and accessories business, or the Separation, to our company, American Outdoor Brands, Inc., a newly formed, wholly owned subsidiary formed in anticipation of the Separation (our “company,” “we,” “us,” or “our”), resulting in two distinct, publicly traded companies.

On August 24, 2020, our former parent, SWBI, completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020, or the Distribution Date. SWBI was determined to be the spinnor for accounting and legal purposes. As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the unaudited combined financial statements reflect the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent. For those periods prior to the Separation, the unaudited combined financial statements were prepared on a “carve-out” basis as described below.

In connection with the Separation, we entered into several agreements with our former parent that govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement, and an Employee Matters Agreement. Under the terms of the Transition Services Agreement, our former parent and we have agreed to provide each other certain transitional services, including information technology, information management, and other limited human resources, legal, compliance, and finance and accounting related services for a certain period following the Separation. We have also entered into certain commercial arrangements with our former parent. Expense reimbursements under these agreements are recorded within cost of goods sold or operating expenses, based on the nature of the arrangements.

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

For the Three and Nine Months Ended January 31, 2021 and 2020

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

Basis of Presentation – Unaudited Consolidated Financial Statements

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for the period from August 24, 2020 through January 31, 2021 are consolidated financial statements based on our reported results as a standalone company. These financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. The Combined Balance Sheet at April 30, 2020 was derived from audited financial statements.

The consolidated and combined financial statements at January 31, 2021 and for the three and nine months ended January 31, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results reported in these consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-39366), initially filed with the Securities and Exchange Commission, or SEC, on July 2, 2020, as amended by Amendment No. 1 filed with the SEC on July 13, 2020, or the Form 10.

Basis of Presentation –Prior to the Separation

Prior to the Separation, the combined financial statements include certain assets and liabilities that have historically been held by our former parent and various of its subsidiaries, but are specifically identifiable to or otherwise attributable to the outdoor products and accessories business. Our combined statements of operations and comprehensive income/(loss), prior to the Separation, also include costs for certain pre-Separation centralized functions and programs provided and administered by our former parent that have been charged directly to SWBI businesses, including us. These centralized functions and programs include information technology, human resources, accounting, legal, and insurance. These costs were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses were allocated to us. These expense allocations include the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation, and the cost of our former parent’s Springfield, Massachusetts corporate headquarters.

In fiscal 2020, our former parent began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between our former parent and us. In addition to the portion of our former parent’s corporate expenses allocated to us prior to the Separation, a portion of our former parent’s total distribution expenses were allocated to us. These expense allocations include selling, distribution, inventory management, warehouse, and fulfillment services provided by our former parent and the related benefit costs associated with such functions, such as stock-based compensation and the cost of the our former parent’s Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $2.7 million for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). During the three and nine months ended January 31, 2020, we were allocated $1.5 million and $6.3 million, respectively, for such corporate expenses. For the period prior to the Separation in fiscal 2021, we were also allocated $1.9 million of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). For the three and nine months ended January 31, 2020, we were allocated $2.8 million and $6.2 million, respectively, of distribution expenses.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

Prior to the Separation, costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented prior to the Separation. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by our former parent under a Transition Services Agreement. Additionally, we will provide some services to our former parent under such Transition Services Agreement. We also entered into certain commercial arrangements with our former parent in connection with the Separation.

Prior to the Separation, our former parent utilized a centralized approach to cash management and financing its operations. The cash and cash equivalents held by our former parent at the corporate level were not specifically identifiable to us and therefore have not been reflected in our combined balance sheet. Cash transfers between us and our former parent were accounted for through former parent company investment. Cash and cash equivalents in the pre-Separation combined balance sheet represent cash and cash equivalents held by legal entities that were transferred to us or amounts otherwise attributable to us. The combined financial statements include certain assets and liabilities that have historically been held at our former parent’s corporate level, but are specifically identifiable or other attributable to us.

Our former parent incurred debt and related debt issuance costs with respect to the acquisitions of the carved-out businesses. However, such debt has been refinanced since the consummation of these acquisitions, and the proceeds of such refinancing have been utilized for retirement of original debt obligations and the funding of other former parent expenditures. As a result, our former parent’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of such debt.

Subsequent to the completion of the Separation, we continue to incur costs to establish certain standalone functions, information technology systems, and other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, treasury, legal, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs. Recurring standalone costs may differ materially from historical allocations, which may have an impact on profitability and operating cash flows.

All intracompany transactions have been eliminated. All transactions between us and our former parent have been included in these consolidated and combined financial statements. The aggregate net effect of such transactions that are not historically settled in cash has been reflected in the consolidated and combined balance sheet as parent company investment and in the consolidated and combined statements of cash flows as net transfers to and from our former parent.

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

For the Three and Nine Months Ended January 31, 2021 and 2020

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

We generally sell our products free on board, or FOB, shipping point and provide payment terms to most commercial customers ranging from 20 to 90 days of product shipment with discounts available to some customers for early payment. Generally, framework contracts define the general terms of sales, including payment terms, freight terms, insurance requirements, and cancelation provisions. Purchase orders define the terms for specific sales, including description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to promotional programs. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year. In all cases, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

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

Net sales reflect adjustments for estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns. These allowances are estimated based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions.

Accounts Receivable

We record trade accounts receivable at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns as discussed under Revenue Recognition above. We extend credit to our domestic customers and some foreign distributors based on their financial condition. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for credit loss accounts. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets.

In November 2020, we entered into a factoring arrangement with a designated financial institution specifically designed to factor trade receivables with a certain customer that has extended terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this certain customer’s trade receivables at a discount on a non-recourse basis. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the three and nine months ended January 31, 2021, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income/(expense), net on our consolidated and combined statement of operations.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

For the three and nine months ended January 31, 2021, one of our customers accounted for more than 10% of our net sales and accounted for $23.5 million, or 28.4%, and $61.8 million, or 29.1%, respectively, of our net sales. As of January 31, 2021, two of our customers exceeded 10% or more of our accounts receivable and accounted for $17.6 million, or 31.4%, and $6.3 million, or 11.2%, respectively, of our accounts receivable.

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$36,450	$15,918	$20,532	129.0%
Traditional channels	46,199	27,418	18,781	68.5%
Total net sales	$82,649	$43,336	$39,313	90.7%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$80,128	$42,036	$38,092	90.6%
International net sales	2,521	1,300	1,221	93.9%
Total net sales	$82,649	$43,336	$39,313	90.7%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$87,241	$34,979	$52,262	149.4%
Traditional channels	124,973	89,316	35,657	39.9%
Total net sales	$212,214	$124,295	$87,919	70.7%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$205,124	$119,390	$85,734	71.8%
International net sales	7,090	4,905	2,185	44.5%
Total net sales	$212,214	$124,295	$87,919	70.7%

(2) Recently Adopted and Issued Accounting Standards:

Recently Issued Accounting Standards – In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04 to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the new guidance and the expected effect on our consolidated financial statements and related disclosures.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We will adopt this ASU on May 1, 2021 and do not expect this new guidance to have a material effect on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards – In June 2016, FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Effective May 1, 2020, we adopted ASU 2016- 13, which requires financial assets measured at amortized cost, such as our trade receivables, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. We adopted ASU 2016-13 using the modified retrospective method, whereby the guidance was applied prospectively as of the date of adoption and prior periods are not restated. The cumulative effect of adoption was not material.

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

The amounts of assets and liabilities related to our operating leases as of January 31, 2021 are as follows (in thousands):

January 31, 2021
Operating Leases
Right-of-use assets	$27,449
Accumulated amortization	(1,664)
Right-of-use assets, net	$25,785

Lease liabilities, current portion	$1,758
Lease liabilities, net of current portion	25,239
Total operating lease liabilities	$26,997

We recorded $965,000 of operating lease costs, of which $32,000 were short-term operating lease costs, during the three months ended January 31, 2021. We recorded $2.2 million of operating lease costs, of which $217,000 were short-term operating lease costs, during the nine months ended January 31, 2021.  We recorded $369,000 of operating lease costs, of which $142,000 were short-term operating lease costs, during the three months ended January 31, 2020. We recorded $1.1 million of operating lease costs, of which $365,000 were short-term operating lease costs, during the nine months ended January 31, 2020.  As of January 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases was 16.8 years and 5.3%, respectively. The depreciable lives of Right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On August 24, 2020 and as part of the Separation, we entered into an 18-year sublease for our corporate offices and warehouse with our former parent, which is payable in 216 monthly installments through fiscal 2039. We evaluated this lease under ASC 842-10 – Leases, or ASU 842-10, which requires that leases be evaluated and classified as operating or finance leases for financial reporting

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

purposes. Based on our evaluation under ASC 842-10, we determined that the sublease qualified as an operating lease because the net present value of all the lease payments did not exceed 90% of the fair market value of the subleased building space. We recorded an operating Right-of-use lease asset and liability in the amount of $24.5 million. The effective interest rate for this lease is 5.4%.

During the nine months ended January 31, 2021, we terminated an operating lease for office space in Park City, Utah. We recorded a reduction of Right-of-use asset and lease liability of approximately $640,000 for terminating this lease.

During the nine months ended January 31, 2021, we entered into an operating lease for administrative office space in Chicopee, Massachusetts and recorded a Right-of-use asset and lease liability of $369,000.

During the nine months ended January 31, 2021, we terminated an operating lease for office space in Bentonville, Arkansas.  We recorded a reduction of Right-of-use asset and lease liability of approximately $240,000 for terminating this lease.

Future lease payments for all our operating leases for the remainder of fiscal 2021 and for succeeding fiscal years are as follows (in thousands):

Operating
2021	$791
2022	3,132
2023	3,005
2024	2,030
2025	2,059
2026	2,005
Thereafter	28,547
Total future lease payments	41,569
Less amounts representing interest	(14,572)
Present value of lease payments	26,997
Less current maturities of lease liabilities	(1,758)
Long-term maturities of lease liabilities	$25,239

During the nine months ended January 31, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.1 million.

(4) Goodwill and Intangible Assets, net:

The following table presents a summary of intangible assets as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(58,022)	$31,958	$89,980	$(51,049)	$38,931
Developed technology	21,588	(13,982)	7,606	21,588	(12,529)	9,059
Patents, trademarks, and trade names	49,971	(33,038)	16,933	49,697	(29,229)	20,468
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	162,689	(106,192)	56,497	162,415	(93,957)	68,458
Patents in progress	678	—	678	490	—	490
Total definite-lived intangible assets	163,367	(106,192)	57,175	162,905	(93,957)	68,948
Indefinite-lived intangible assets	430	—	430	204	—	204
Total intangible assets	$163,797	$(106,192)	$57,605	$163,109	$(93,957)	$69,152

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $4.1 million and $12.2 million for the three and nine months ended January 31, 2021, respectively.  Amortization expense amounted to $4.7 million and $14.0 million for the three and nine months ended January 31, 2020, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2021 and succeeding full fiscal years is as follows (in thousands):

Fiscal	Amount
2021	$4,085
2022	13,866
2023	11,430
2024	9,691
2025	6,048
2026	4,955
Thereafter	6,422
Total	$56,497

As of January 31, 2021, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the nine months ended January 31, 2021 and 2020. As of April 30, 2020, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $45.5 million as of January 31, 2021 and $234,000 as of April 30, 2020. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

For the Three and Nine Months Ended January 31, 2021 and 2020

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021	April 30, 2020
Finished goods	$62,772	$50,171
Finished parts	3,451	3,499
Work in process	312	249
Raw material	7,155	6,080
Total inventories	$73,690	$59,999

(7) Debt:

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of January 31, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of January 31, 2021, there were no borrowings under the revolving line of credit. If we would have had borrowings at January 31, 2021, those borrowings would have borne interest at approximately 1.95%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement. These debt issuance costs are included as part of Other assets as presented on the Balance Sheet.

(8) Equity:

Earnings per Share

On August 24, 2020, the date of consummation of the Separation, SWBI distributed 13,975,104 shares of our common stock, par value $0.001 per share, to SWBI stockholders of record as of August 10, 2020, the Record Date. We utilize this share amount for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by our former parent prior to the Separation. For the 2020 quarter to date calculations, these shares are treated as issued and outstanding at January 31, 2020 for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as we had no stock-based awards outstanding prior to the Separation.

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three and nine months ended January 31, 2021. After the Separation, the weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended January 31, 2021 was based on the weighted-average number of actual common shares outstanding assuming the number of shares of AOUT common stock outstanding on August 24, 2020 had been outstanding at the beginning of each period presented.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2021			2020
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$8,029	13,999	$0.57	$(147)	13,975	$(0.01)
Effect of dilutive stock awards	—	255	(0.01)	—	—	—
Diluted earnings/(loss)	$8,029	14,254	$0.56	$(147)	13,975	$(0.01)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the nine months ended January 31, 2021 and 2020 (in thousands, except per share data):

	For the Nine Months Ended January 31,
	2021			2020
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$17,157	13,987	$1.23	$(5,526)	13,975	$(0.40)
Effect of dilutive stock awards	—	334	(0.03)	—	—	—
Diluted earnings/(loss)	$17,157	14,321	$1.20	$(5,526)	13,975	$(0.40)

Incentive Stock and Employee Stock Purchase Plans

Prior to the Separation and Distribution, our employees participated in two SWBI sponsored incentive stock plans. All grants made prior to the Separation and Distribution covering all participants were issued under those plans.

Certain of our employees have participated in SWBI’s 2013 Incentive Stock Plan. The following disclosures of stock-based compensation expense recognized by us, prior to the Separation, are based on grants related directly to our employees and an allocation of our former parent’s corporate and shared employee stock-based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent company for the periods presented.

In connection with the Separation, outstanding and vested awards granted to employees under SWBI’s incentive stock plans were converted into our stock-based awards. Unvested awards held by our employees were converted into our stock-based awards. The ratio used to convert the SWBI incentive plan awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. All performance-based restricted share units, or PSUs, outstanding on the Distribution Date were converted to PSUs using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $711,000 of incremental stock-based compensation expense to be recognized over the awards' remaining 1.4 year vesting period.

Post-Separation, we have a separate stock incentive plan, or the 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. The 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the incentive plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the incentive plan are generally nontransferable and subject to forfeiture.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

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

We recognized $904,000 and $2.1 million of stock-based compensation expense during the three and nine months ended January 31, 2021, respectively.  Of the total stock-based compensation we recognized for the period prior to the Separation, $224,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation expense.

We recognized a stock-based compensation benefit of $299,000 and stock-based compensation expense of $368,000 during the three and nine months ended January 31, 2020, respectively. Of the total stock-based compensation expense recognized by us, $211,000 and $443,000 related directly to our employees for the three and nine months ended January 31, 2020, respectively, while a stock-based compensation benefit of $508,000 and $75,000 recorded for the three and nine months ended January 31, 2020, respectively, related to allocations of our former parent’s corporate and shared employee stock-based compensation. The allocated stock-based compensation benefit recorded in the prior year was a result of the expense reversal associated with the termination of our former parent’s former Chief Executive Officer.

Stock-based compensation expense is included in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of AOUT common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period. Awards that do not vest are forfeited.

We grant PSUs to our executive officers and certain employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

For the Nine Months Ended January 31, 2021
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

During the nine months ended January 31, 2021, we granted an aggregate of 166,319 service-based RSUs to executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers and employees under our 2020 Incentive Compensation Plan. During the nine months ended January 31, 2021, we cancelled 477 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2021, we delivered common stock to directors under our 2020 Incentive Compensation Plan with a total market value of $541,000.

During the nine months ended January 31, 2020, we granted an aggregate of 30,044 service-based RSUs to non-executive officer employees. During the nine months ended January 31, 2020, we cancelled 49,617 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2020, we delivered common stock to our employees, including our executive officers, with a total market value of $244,000.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2021 is as follows:

	For the nine months ended January 31, 2021
		Weighted
	Total # of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	—	$—
Converted on August 24, 2020	237,589	9.20
Awarded	244,364	14.10
Vested	(36,221)	11.41
Forfeited	(477)	12.77
RSUs and PSUs outstanding, end of period	445,255	$11.70

As of January 31, 2021, there was $3.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

Prior to the Separation, certain of our employees have participated in our former parent’s Employee Stock Purchase Plan, or the SWBI ESPP, in which each participant is granted an option to purchase SWBI common stock on each subsequent exercise date during the offering period (as such terms are defined in the SWBI ESPP) in accordance with the terms of the SWBI ESPP.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021	April 30, 2020
Accrued freight	$4,842	$1,646
Accrued sales allowances	2,979	2,441
Accrued commissions	1,780	954
Accrued taxes other than income	1,006	197
Accrued professional fees	598	787
Accrued warranty	404	336
Accrued employee benefits	385	754
Accrued other	77	540
Total accrued expenses	$12,071	$7,655

(10) Income Taxes:

The income tax expense/(benefit) included in the consolidated and combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $2.2 million for the three months ended January 31, 2021 and income tax benefit of $149,000 for the three months ended January 31, 2020. The effective tax rate for the three months ended January 31, 2021 and 2020 was 21.8% and 50.3%, respectively. Income tax expense for three months ended January 31, 2020 included a discrete tax benefit of $740,000 associated with the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. We recorded income tax expense of $5.7 million for the nine months ended January 31, 2021 and an income tax benefit of $1.4 million for the nine months ended January 31, 2020. The effective tax rate for the nine months ended January 31, 2021 and 2020 was 25.1% and 19.7%, respectively. Income tax expense/(benefit) for nine months ended January 31, 2021 and 2020 included a discrete tax benefit of $575,000 and $2.1 million respectively, associated with the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. For the period prior to the Separation, income taxes were recorded based on a carve-out basis. Prior to the Separation, our portion of income taxes were settled in the period the related tax expense was recorded. After the Separation, our income taxes are prepared on a stand-alone basis.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters.  Litigation, regardless of the merits, can be expensive, time consuming, and divert the time and attention of management personnel, and unfavorable outcomes and prolonged litigation can harm our business.  We actively monitor the status of litigation and vigorously defend claims and assert all appropriate defenses to litigation against us.

(12) Segment Reporting:

We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting, or ASU 280-10-50-1, and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, our President and Chief Executive Officer, who reviews only one set of complete financial statements and makes decisions to allocate resources based on those financial statements. Although we currently sell our products under 20 distinct brands that are organized into four brand lanes and include specific product sales that have identified revenue streams, these brand lanes are focused almost entirely on product development and marketing activities and do not qualify as separate reporting units under ASC 280-10-50-1.  Other sales and customer focused activities, operating activities, and administrative activities are not divided by brand lane and, therefore, expenses related to each brand lane are not accumulated or reviewed individually. Our business is evaluated based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2021 and 2020

Our business includes our outdoor products and accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri, and our electro-optics products, which we assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed.

(13) Related Party Transactions:

Prior to the Separation, the combined financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of SWBI, our former Parent. The following discussion summarizes activity between us and the former Parent prior to the Separation on August 24, 2020 (and its affiliates that are not part of the Separation).

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

Related Party Sales and Purchases

For the period prior to the Separation in fiscal 2021, our sales to the former Parent totaled $2.4 million during our fiscal year 2021, which are included in net sales in the combined statements of operations and comprehensive income/(loss). Our sales to the former Parent totaled $3.1 million and $13.5 million for the three and nine months ended January 31, 2020, respectively. Our cost of goods sold included an immaterial amount for items purchased from the former Parent for the three months ended January 31, 2021 and 2020. As of January 31, 2021 and April 30, 2020, there was an immaterial amount and $435,000, respectively, of inventories purchased from the former Parent that remain on our consolidated and combined balance sheet.

Net Transfers To and From our former parent

Prior to the Separation, the former Parent utilized a centralized approach to cash management and financing its operations. Disbursements were made through centralized accounts payable systems, which were operated by the former Parent. Cash receipts were transferred to centralized accounts, which were also maintained by the former Parent. As cash was received and disbursed by the former Parent, it was accounted for by us through the former parent company investment. Certain related party transactions between us and the former Parent have been included within the former parent company investment in the combined balance sheets in the historical periods presented. All notes to and from the former parent company were settled in connection with the Separation. As of April 30, 2020, the former net parent company investment included related party receivables due from the former Parent of $85.0 million. The interest income and expense related to the activity with the former Parent that was historically included in our results prior to the Separation is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with the former Parent was $424,000 during the first four months of our fiscal year 2021 and prior to the Separation and $3.6 million for the nine months ended January 31, 2020. The total effect of the settlement of these related party transactions is reflected as a financing activity in the combined statements of cash flows. On August 24, 2020, the former Parent capitalized our company with $25.0 million of cash as part of the Separation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2021 and 2020 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited combined financial statements and the notes thereto contained in our Form 10. This discussion and analysis should also be read in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

On August 24, 2020, our former parent, SWBI, completed the Separation through a pro-rata distribution, or the Distribution, of all the outstanding shares of our common stock to the stockholders of record of SWBI as of the close of business on August 10, 2020, or the Record Date. Each SWBI stockholder of record received one share of our common stock, $0.001 par value, for every four shares of SWBI common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date.  SWBI distributed 13,975,104 shares of our common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on August 24, 2020. As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent. For those periods prior to the Separation, the unaudited combined financial statements were prepared on a “carve-out” basis as described below.

Basis of Presentation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for the period from August 24, 2020 through January 31, 2021 are consolidated financial statements based on the reported results of our company as a standalone company. Accordingly, the period subsequent to the Separation in fiscal 2021 included consolidated and combined financial statements, while all prior periods included combined financial statements.

Prior to the Separation, we operated as part of our former parent and not as a standalone company. The accompanying combined financial statements included in this Quarterly Report on Form 10-Q were prepared in connection with the Separation and were derived from the consolidated financial statements and accounting records of our former parent.

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

Prior to the Separation, the combined financial statements included certain assets and liabilities held at our former parent’s corporate level, but were specifically identifiable to or otherwise attributable to us. Our combined statements of operations and comprehensive income/(loss) also include costs for certain pre-Separation centralized functions and programs provided and administered by our former parent that are charged directly to our former parent’s businesses, including us. These centralized functions and programs include legal, benefit programs, and insurance. We were directly charged for these costs that were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses were allocated to us. These expense allocations included the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Springfield, Massachusetts corporate headquarters.

In fiscal 2020, our former parent began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between our former parent and us. In addition to the portion of our former parent’s corporate expenses allocated to us prior to the Separation, a portion of our former parent’s total distribution expenses was allocated to us. These expense allocations included selling, distribution, inventory management, warehouse, and fulfillment services provided by our former parent and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $2.7 million for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). During the three and nine months ended January 31, 2020, we were allocated $1.5 million and $6.3 million, respectively, for such corporate expenses. For the period prior to the Separation in fiscal 2021, we were also allocated $1.9 million of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). For the three and nine months ended January 31, 2020, we were allocated $2.8 million and $6.2 million, respectively, of distribution expenses.

Prior to the Separation, costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, employee headcount, delivery units, or square footage, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if we had been a standalone company for the periods presented prior to the Separation. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by our former parent under a Transition Services Agreement. Additionally, we will provide some services to our former parent under such Transition Services Agreement. We also entered into certain commercial arrangements with our former parent in connection with the Separation.

Subsequent to the completion of the Separation, we continue to incur costs to establish certain standalone functions, information technology systems, and other one-time costs. Recurring standalone costs include accounting, financial reporting, tax, regulatory compliance, corporate governance, information technology, treasury, legal, and investor relations functions, as well as the annual expenses associated with running an independent, publicly traded company, including listing fees, board of director fees, and external audit costs. Recurring standalone costs, which are expected to continue in future periods, may differ materially from historical allocations, which may have an impact on profitability and operating cash flows.

We operate and report using a fiscal year ending on April 30 of each year.

Third Quarter Fiscal 2021 Highlights

Our operating results for the three months ended January 31, 2021 included the following:

•	Net sales were $82.6 million, an increase of $39.3 million, or 90.7%, over the comparable quarter last year, reflecting increased net sales in both our e-commerce channels and traditional channels.
•	Gross margin was 45.2%, an increase of 110 basis points over the comparable quarter last year.
•	Net income was $8.0 million, or $0.56 per diluted share, compared with a net loss of $147,000, or $(0.01) per diluted share, for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $15.8 million for the three months ended January 31, 2021 compared with $3.4 million for the three months ended January 31, 2020. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the nine months ended January 31, 2021 included the following:

•	Net sales were $212.2 million, an increase of $87.9 million, or 70.7%, over the prior year comparable period, reflecting increased net sales in both our e-commerce channels and traditional channels.
•	Gross margin was 46.3%, an increase of 460 basis points over the prior year comparable period.
•	Net income was $17.2 million, or $1.20 per diluted share, compared with net loss of $5.5 million, or $(0.40) per diluted share, for the prior year comparable period.
•

Non-GAAP Adjusted EBITDAS was $40.3 million for the nine months ended January 31, 2021 compared with $9.2 million for the nine months ended January 31, 2020. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

•

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all the assets of our company, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. The revolving line includes an option to increase the credit commitment for an additional $15.0 million.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$82,649	$43,336	$39,313	90.7%
Cost of sales	45,276	24,220	21,056	86.9%
Gross profit	$37,373	$19,116	$18,257	95.5%
% of net sales (gross margin)	45.2%	44.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$36,450	$15,918	$20,532	129.0%
Traditional channels	46,199	27,418	18,781	68.5%
Total net sales	$82,649	$43,336	$39,313	90.7%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$80,128	$42,036	$38,092	90.6%
International net sales	2,521	1,300	1,221	93.9%
Total net sales	$82,649	$43,336	$39,313	90.7%

For the three months ended January 31, 2021, net sales increased $39.3 million, or 90.7%, over the comparable quarter last year, primarily because of higher demand for the majority of our products, which we believe was driven by increased consumer interest in self-protection, indicated by total adjusted background checks as reported to the National Instant Check System, or NICS, that suggests approximately eight million new consumers entered the firearms market in calendar 2020, as well as by increased participation in outdoor activities, such as hunting, camping, and fishing. This increased consumer interest and participation supplemented normal black Friday and other holiday shopping during our third fiscal quarter 2021. In addition, a portion of the increased sales were from strong channel inventory replenishment, new products, and sales to certain strategic retailers that purchased certain slower moving inventory at discounted prices during the three months ended January 31, 2021. There were also several factors, which we believe were related to the COVID-19 pandemic, including increased consumer participation in outdoor recreation activities that had a favorable impact on our net sales. We believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand for our products. Net sales in our e-commerce channel increased $20.5 million, or 129.0%, over the comparable quarter last year, which we believe resulted from a shift in consumer preference to online purchases during the current period and increased sales in our own direct-to-consumer business. Net sales in our traditional channels increased $18.8 million, or 68.5%, over the comparable quarter last year. Increases in both our e-commerce and traditional channels were driven largely by increased consumer interest, participation, and the impact of COVID-19, as mentioned above. In addition, feedback from certain of our large retail customers seems to indicate significant growth in sales of our products over the comparable quarter last year, reflecting strong consumer demand for our products in the channel.

New products, defined as any new SKU not shipped in the comparable quarter last year, represented 12.8% of net sales for the three months ended January 31, 2021.

Gross margin for the three months ended January 31, 2021 increased 110 basis points over the comparable quarter last year. Gross margins increased by 810 basis points primarily because of favorable product mix and lower promotional expenses driven by increased product demand. These increases were partially offset by 590 basis points as a result of higher tariff costs, our sales of slower moving inventory to certain strategic retailers at a discount that generated lower gross margins, and increased labor and overhead.

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$212,214	$124,295	$87,919	70.7%
Cost of sales	114,038	72,421	41,617	57.5%
Gross profit	$98,176	$51,874	$46,302	89.3%
% of net sales (gross margin)	46.3%	41.7%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$87,241	$34,979	$52,262	149.4%
Traditional channels	124,973	89,316	35,657	39.9%
Total net sales	$212,214	$124,295	$87,919	70.7%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$205,124	$119,390	$85,734	71.8%
International net sales	7,090	4,905	2,185	44.5%
Total net sales	$212,214	$124,295	$87,919	70.7%

For the nine months ended January 31, 2021, net sales increased $87.9 million, or 70.7%, over the prior year comparable period, primarily because of higher demand for the majority of our products for the same reasons mentioned above. In addition, our initiative to migrate certain retail customers away from “bulk buy” ordering, which is typically discounted, to a more balanced approach to order replenishment had a favorable impact on net sales and order cadence. In addition, a portion of the increased sales were from strong channel inventory replenishment, new products, and sales to certain strategic retailers that purchased certain slower moving inventory at discounted prices during fiscal 2021. There were also several factors, which we believe were related to the COVID-19 pandemic, such as increased participation in outdoor recreation activities driven by state-mandated travel restrictions, increased retail foot traffic after the reopening of retail locations that were previously ordered to be closed, and our ability to replenish retailer inventory after non-essential product orders were halted in our fourth fiscal quarter last year that had a positive impact on our net sales for the nine months ended January 31, 2021. We also believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand for our products. Net sales in our e-commerce channel increased $52.3 million, or 149.4%, over the prior year comparable period, which we believe resulted from a shift in consumer preference to online purchasers during the current period and increased sales in our own direct-to-consumer business. Net sales in our traditional channels increased $35.7 million, or 39.9%, over the prior year comparable period because of increased consumer interest and the impact of COVID-19 on retail locations after they have reopened, as mentioned above. In addition, feedback from certain of our large retail customers seems to indicate significant growth over the comparable quarter last year, reflecting strong consumer demand for our products in the channel. The increase in net sales was partially offset by lower related party sales and a decline in sales of our branded camping accessory products due to an acceleration of one large retail customer’s strategy towards its own private label brand that began in October 2019. Our second fiscal quarter 2021 represented the final quarter in which this comparison occurred.

New products represented 12.1% of net sales for the nine months ended January 31, 2021.

Gross margin for the nine months ended January 31, 2021 increased 460 basis points over the prior year comparable period. Gross margins increased 960 basis points primarily because of favorable product mix and lower promotional expenses driven by increased product demand. These increased were partially offset by 440 basis points as a result of writing down a portion of inventory to net realizable value, our sales of slower moving inventory to strategic retailers at a discount that generated lower gross margins, and tariff costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,478	$1,345	$133	9.9%
Selling, marketing, and distribution	15,121	10,561	4,560	43.2%
General and administrative	10,591	9,035	1,556	17.2%
Total operating expenses	$27,190	$20,941	$6,249	29.8%
% of net sales	32.9%	48.3%

Research and development expenses were relatively flat from the comparable quarter last year. Selling, marketing, and distribution expenses increased $4.6 million over the comparable quarter last year, partially as a result of $1.2 million of increased co-op advertising and commission expenses related to certain strategic customers that are generally calculated as a percentage of net sales; $1.5 million of increased freight expense from higher freight costs and increased unit shipments; and $872,000 of increased distribution labor costs to increase shipping capacity; partially offset by lower travel and trade show related costs. General and administrative expenses increased $1.6 million over the comparable quarter last year, primarily as a result of $1.4 million of higher variable compensation-related expenses, $614,000 of increased stock compensation expense as a result of the separation, partially offset by $603,000 of lower acquired intangible asset amortization.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$4,641	$3,870	$771	19.9%
Selling, marketing, and distribution	41,426	28,243	13,183	46.7%
General and administrative	29,899	30,278	(379)	-1.3%
Total operating expenses	$75,966	$62,391	$13,575	21.8%
% of net sales	35.8%	50.2%

Research and development expenses increased $771,000, primarily as a result of increased compensation-related expenses, employee-related expenses, and consulting expenses from the prior year comparable period. Selling, marketing, and distribution expenses increased $13.2 million, partially as a result of $5.1 million of increased co-op advertising and commission expenses related to certain strategic customers that are generally calculated as a percentage of net sales, $1.6 million of increased costs related to the development of our e-commerce initiatives and brand website launches; $2.2 million of increased distribution labor costs to increase shipping capacity; $1.9 million of increased freight expense from increased freight costs and shipments to customers during the nine months ended January 31, 2021; and $735,000 of increased advertising for new brand introductions. General and administrative expenses decreased $379,000, primarily due to $1.8 million of lower acquired intangible asset amortization, and $1.0 million of facility consolidations, partially offset by higher variable compensation-related expenses.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income/(loss)	$10,183	$(1,825)	$12,008	-658.0%
% of net sales (operating margin)	12.3%	-4.2%

Operating income for the three months ended January 31, 2021 was $10.2 million, an increase of $12.0 million from a $1.8 million operating loss for the three months ended January 31, 2020, primarily because of increased sales volumes and increased gross margin, offset by increased operating expenses as described above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income/(loss)	$22,210	$(10,517)	$32,727	-311.2%
% of net sales (operating margin)	10.5%	-8.5%

Operating income for the nine months ended January 31, 2021 was $22.2 million, an increase of $32.7 million from a $10.5 million operating loss for the nine months ended January 31, 2020, primarily because of increased sales volumes and increased gross margin, offset by increased operating expenses as described above.

Interest (Expense)/Income, Net

The following table sets forth certain information regarding interest (expense)/income, net for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest (expense)/income, net	$(51)	$1,522	$(1,573)	-103.4%

During the three months ended January 31, 2021, interest (expense)/income decreased $1.6 million from the comparable quarter last year because of lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

The following table sets forth certain information regarding interest income, net for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest income, net	$341	$3,638	$(3,297)	-90.6%

During the nine months ended January 31, 2021, interest income decreased $3.3 million from the prior year comparable period because of lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense/(benefit)	$2,244	$(149)	$2,393	-1606.0%
% of income/(loss) from operations (effective tax rate)	21.8%	50.3%		-28.5%

We recorded income tax expense of $2.2 million for the three months ended January 31, 2021, versus income tax benefit of $149,000 for the prior year comparable quarter, primarily because of increased operating profit. The effective tax rates for January 31, 2020 include discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

The following table sets forth certain information regarding income tax expense/(benefit) for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense/(benefit)	$5,746	$(1,353)	$7,099	-524.7%
% of income/(loss) from operations (effective tax rate)	25.1%	19.7%

We recorded income tax expense of $5.7 million for the nine months ended January 31, 2021, versus income tax benefit of $1.4 million for the prior year comparable quarter, primarily because of increased operating profit. The effective tax rates for January 31, 2021 and 2020 include discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended January 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income/(loss)	$8,029	$(147)	$8,176	-5561.9%
Net income/(loss) per share
Basic	$0.57	$(0.01)	$0.58	-5800.0%
Diluted	$0.56	$(0.01)	$0.57	-5700.0%

Net income of $8.0 million, or $0.56 per diluted share, for the three months ended January 31, 2021 was $8.2 million higher than a net loss of $147,000, or ($0.01) per share, for the comparable quarter last year, primarily because of a combination of favorable product mix and lower promotional expenses driven by increased product demand, favorable manufacturing fixed cost absorption, and lower acquisition related amortization expense.

The following table sets forth certain information regarding net income/(loss) and the related per share data for the nine months ended January 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income/(loss)	$17,157	$(5,526)	$22,683	-410.5%
Net income/(loss) per share
Basic	$1.23	$(0.40)	$1.63	-407.5%
Diluted	$1.20	$(0.40)	$1.60	-400.0%

Net income of $17.2 million, or $1.20 per diluted share, for the nine months ended January 31, 2021 was $22.7 million higher than a net loss of $5.5 million, or ($0.40) per share, for the prior year comparable period, primarily because of favorable product mix and lower promotional expenses driven by increased product demand, favorable manufacturing fixed cost absorption, lower acquisition related amortization expense, and lower bad debt expenses.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and nine months ended January 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(Unaudited)
GAAP net income/(loss)	$8,029	$(147)	$17,157	$(5,526)

Income tax expense/(benefit)	2,244	(149)	5,746	(1,353)
Depreciation and amortization	4,642	5,773	15,112	17,931
Related party interest income	—	(1,522)	(424)	(3,638)
Stock compensation	904	(299)	2,100	368
Transition costs	—	(35)	264	1,572
COVID-19 costs	—	—	223	—
Other	—	(180)	125	(180)
Non-GAAP Adjusted EBITDAS	$15,819	$3,441	$40,303	$9,174

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

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our independent information technology infrastructure and enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $45.5 million of cash equivalents on hand as of January 31, 2021, and had $234,000 in cash and cash equivalents on hand as of April 30. 2020.

We expect to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time.

The following table sets forth certain cash flow information for the nine months ended January 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$17,057	$(693)	$17,750	-2561.3%
Investing activities	(3,063)	(1,491)	(1,572)	105.4%
Financing activities	31,282	2,022	29,260	1447.1%
Total cash flow	$45,276	$(162)	$45,438	-28048.1%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $17.0 million for the nine months ended January 31, 2021 compared with cash used of $693,000 for the nine months ended January 31, 2020. Cash generated by operating activities for the nine months ended January 31, 2021 was favorably impacted by $7.7 million of higher accounts payable due to timing of payments and inventory shipments and $5.9 million of higher sales volume variable expense accruals, and $4.1 million of increased payroll and management incentive accruals, offset by $21.0 million increased accounts receivable due to higher net sales and timing of shipments, $13.7 million of increased inventory as a result of a planned inventory build in anticipation of new product introductions and to service anticipated increased demand for our products, and $1.9 million of increased prepaid expenses primarily for deposits on inventory at our foreign suppliers.

Our inventory has increased during the nine months ended January 31, 2021 primarily because of a planned inventory build to support anticipation of new product introductions later in the fiscal year and additional planned purchases to help mitigate potential future supply chain disruptions. Items impacting our inventory also include increased sales and improved order cadence, which improved inventory turns; increased sales of slow-moving inventory to certain strategic retailers; and a write down of slow moving or excess inventory items to net realizable value. It is possible that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause delays at various U.S. ports, which could delay the timing of receipts of our products.

Therefore, we expect inventory to increase in our fourth fiscal quarter due to a planned inventory build in anticipation of new product introductions combined with our focus on introducing higher priced new products that we expect will increase inventory values and additional planned purchases to help mitigate potential future supply chain disruptions.

Investing Activities

Cash used in investing activities increased $1.6 million for the nine months ended January 31, 2021 from the prior year comparable period. This increase was mostly due to the fact that we recorded capital expenditures of $2.6 million for the nine months ended January 31, 2021, which was $1.3 million higher than the prior year comparable period. We expect to spend approximately $4.0 million of capital expenditures in fiscal 2021.

Financing Activities

Cash provided by financing activities was $31.3 million for the nine months ended January 31, 2021 compared with $2.0 million of cash provided by financing activities in the prior year comparable period because of changes in net transfers from our former parent company and the $25.0 million cash capital contribution from our former parent company as part of the Separation.

Credit Facility

On August 24, 2020, we entered into a new financing arrangement in anticipation of the Separation, consisting of a $50 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of January 31, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining the LIBOR Rate, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of January 31, 2021, the revolving line of credit had no borrowings. If we would have had borrowings at January 31, 2021, those borrowings would have borne interest at approximately 1.95%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2021, we had no authorized share repurchase programs.

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 17, 2021	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 17, 2021	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer