Form 10-K
period 2021-04-30
American Outdoor Brands, Inc.
filed 2021-07-15
CIK 1808997

..rettP moop

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

Commission File Number 001-39366

American Outdoor Brands, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)		84-4630928 (I.R.S. Employer Identification No.)
1800 North Route Z, Suite A Columbia, Missouri 65202 (800) 338-9585
(Address including zip code, and telephone number, including areas code, of principal executive offices)

(Title of each class)	Securities registered pursuant to Section 12(b) of the Act: Trading Symbol(s) AOUT	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share		Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (13,828,372 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $209,223,268. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of July 6, 2021 was 14,094,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2021

Accumax®, BOG®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, Laserlyte®, Lasersaddle®, Lightguard®, Rail Master®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, MEAT Your Maker!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, Your Land. Your Legacy™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, T/C®, and Thompson/Center Arms™, among others. This report also may contain trademarks and trade names of other companies.

This report includes market and industry data that we obtained from industry publications, third-party studies and surveys, government agency sources, filings of public companies in our industry, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the foregoing industry and market data to be reliable at the date of the report, this information could prove to be inaccurate as a result of a variety of matters.

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding:

•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of two years;
•	our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•	the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•	the consolidated and combined financial statements may not be indicative of our future performance;
•

the changes we expect to experience in the future as a result of the separation from our former parent company, Smith & Wesson Brands, Inc., or our former parent company, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business;

•

our belief that on a going forward basis we may perform various functions (such as information technology as well as the annual expenses associated with being an independent public company), which were previously performed by our former parent company, using our own resources or outsourced services;

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

•	our expectation that our overall cost of debt funding may increase and decrease the overall debt capacity and commercial credit available to us;
•

our future capital requirements dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our independent information technology infrastructure and enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the business impacts from the coronavirus, or COVID-19 pandemic and related aftermath;

•	the possibility that further equity or debt financing may not be available to us on acceptable terms or at all;
•	the possibility that sufficient funds are not available on acceptable terms could limit our ability to take advantage of unanticipated business opportunities or to respond to competitive pressures;
•

our expectation to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and capabilities, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time; and

•

our expectation that our inventory will increase in our first fiscal quarter because of a planned inventory build in anticipation of new product introductions combined with our focus on introducing higher priced new products that we expect will increase inventory values and additional planned purchases to help mitigate potential future supply chain disruptions

A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

•

the effects of the COVID-19 pandemic and related aftermath, including potential disruptions in our suppliers’ ability to source the raw materials necessary for the production of our products, disruptions and delays in the manufacture of our products, and difficulties encountered by retailers and other components of the distribution channel for our products including delivery of product stemming from port congestion and related transportation challenges;

•	lower levels of consumer spending in general and specific to our products or product categories;
•	our ability to introduce new products that are successful in the marketplace;
•	interruptions of our arrangements with third-party contract manufacturers and freight carriers that disrupt our ability to fill our customers’ orders;
•	increases in costs or decreases in availability of finished products, product components, and raw materials;

•	our ability to maintain or strengthen our brand recognition and reputation;
•	the ability to forecast demand for our products accurately;
•	our ability to continue to expand our e-commerce business;
•	our ability to compete in a highly competitive market;
•	our dependence on large customers;
•	our ability to attract and retain talent;
•	an increase of emphasis on private label products by our customers;
•	pricing pressures by our customers;
•	our ability to collect our accounts receivable;
•	the potential for product recalls, product liability, and other claims or lawsuits against us;
•	our ability to protect our intellectual property;
•	inventory levels, both internally and in the distribution channel, in excess of demand;
•

our ability to identify acquisition candidates, to complete acquisitions of potential acquisition candidates, to integrate acquired businesses with our business, to achieve success with acquired companies, and to realize the benefits of acquisitions in a manner consistent with our expectations;

•	the performance and security of our information systems;
•	our ability to comply with any applicable foreign laws or regulations and the effect of increased protective tariffs;
•	economic, social, political, legislative, and regulatory factors;
•	the potential for increased regulation of firearms and firearms- related products;
•	the effect of political pressures on firearm laws and regulations;
•	the potential impact on our business and operations from the results of U.S. Presidential, Congressional, state, and local elections and the policies that may be implemented as a result thereof;
•	our ability to realize the anticipated benefits of being a separate, public company;
•	future investments for capital expenditures, liquidity and anticipated cash needs and availability;
•	the potential for impairment charges;
•	estimated amortization expense of intangible assets for future periods;
•	actions of social activists that could, directly or indirectly, have an adverse effect on our business;
•	disruptions caused by social unrest, including related protests or disturbances;
•	our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; and
•	other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including information contained herein.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.

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

PART I

Item 1. Business

General

We are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; lifestyle products such as premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

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

•	Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•

Our Defender brands include products that help consumers aim their firearms more accurately, including situations that require self-defense, and products that help safely secure and store, as well as maintain connectivity to those possessions that many consumers consider to be high value or high consequence.

•

Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.

•	Our Adventurer brands include products that help enhance consumers’ fishing and camping experiences.

Our sales activities are focused and measured on how we go to market within the e-commerce and traditional distribution channels.  These two channels involve distinct strategies in order to increase revenue and enhance market share.  Our sales team is organized by customer groups, which we refer to as classes of trade, within the e-commerce and traditional channels and sells our products from all brands across all four of our brand lanes.  We measure our success through sales performance in these distribution channels against prior results and our own expectations.

Our objective is to enhance our position as a leading provider of high-quality and innovative outdoor products and accessories for the hunting, fishing, camping, shooting, personal security and defense, and other rugged outdoor markets and to expand our addressable market into carefully selected new product arenas.

Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:

•

introduce a continuing stream of innovative new and differentiated rugged outdoor products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty;

•	expand the size of our addressable market by appealing to new and larger consumer audiences in new product categories outside the rugged outdoor market;
•	cultivate and enhance direct-to-consumer relationships through our digital platforms;
•	expand and enhance our supply chain; and
•	pursue acquisitions that financially and strategically complement our current business.

Throughout our history, we believe that we have been able to utilize our understanding of consumer needs to develop and introduce innovative new disruptive products with strong intellectual property protection that have continually increased our market share in their product categories, such as our BUBBA Electric Filet Knife, which we believe represents a substantial portion of the market share in the electric filet knife category. We have enhanced our product development capabilities, developed a multi-faceted marketing approach, improved our multi-channel distribution platform, and expanded and diversified our business through organic growth and strategic acquisitions.

Our net sales were $276.7 million for the fiscal year ended April 30, 2021; $167.4 million, for the fiscal year ended April 30, 2020; and $177.4 million, for the fiscal year ended April 30, 2019. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our gross profit for the fiscal years ended April 30, 2021, 2020, and 2019 totaled $126.8 million, $71.0 million, and $83.5 million, respectively. Total assets were $341.3 million as of April 30, 2021 and $248.8 million as of April 30, 2020.

Spin-Off Transaction

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent company, completed the spin-off of its outdoor products and accessories business to us, or the Separation. The Separation was effected through the transfer of all of the assets and legal entities, subject to any related liabilities, associated with its outdoor products and accessories business to us, or the Transfer, and the distribution of all the outstanding shares of our common stock to the holders of the common stock of our former parent company, or the Distribution, as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date.

In connection with the Separation, we entered into a Separation and Distribution Agreement and several other agreements with our former parent company to effect the Separation and provide a framework for our relationship with our former parent company after the Separation. These agreements provided for the allocation between us and our subsidiaries, on the one hand, and our former parent company and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations associated with the outdoor products and accessories business, on the one hand, and the firearm business, on the other hand, and govern the relationship between our company and our subsidiaries, on the one hand, and our former parent company and its subsidiaries, on the other hand, subsequent to the Separation. In addition to the Separation and Distribution Agreement, the other principal agreements entered into with our former parent company include a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Sublease, and certain commercial agreements.

Corporate Information

We were incorporated in Delaware on January 28, 2020 as a holding company for the various entities that conduct our outdoor products and accessories business. We maintain our principal executive offices at 1800 North Route Z, Suite A, Columbia, Missouri 65202. Our telephone number is (800) 338-9585. Our website is located at www.AOB.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and Nasdaq. These documents are also available in print by contacting our corporate secretary at our executive offices. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.

Market Opportunity

Our primary target customers are outdoor-oriented consumers who enjoy active lifestyles with a focus on outdoor activities. The primary users of our products consist of a wide range of outdoor enthusiasts, including those who engage in recreational target shooting, personal security and defense, hunting, archery, fishing, camping, and hiking.

The most recent report issued in 2017 by the Outdoor Industry Association, a leading trade organization for the outdoor industry, estimates that the annual U.S. domestic hunting and shooting market is approximately $16 billion, while the annual U.S. domestic outdoor recreation market is approximately $90 billion to $100 billion, which includes hunting and shooting, as well as camping, fishing, trail sports, and wildlife watching.

Since the start of the COVID-19 pandemic, outdoor recreation consumer participation trends have increased.  According to various industry studies published by the Outdoor Industry Association, National Shooting Sports Foundation, or NSSF, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased in hunting, camping, and fishing activities.  In addition, strong participation in firearm ownership led to approximately eight million new entrants to shooting sports in calendar 2020, according to the NSSF.

Competitive Strengths

Portfolio of Leading Brands and Products Focused on the Rugged Outdoor Market

We currently sell our products under 20 distinct brands that we believe focus on the desires of our consumers and have a reputation for superior quality and product innovation. We believe we have built loyalty and brand recognition over our history by understanding our core consumers and delivering innovative products that they desire.

Four Brand Lanes with Significant Runway for Growth

Our brands are organized into four brand lanes focused on specific consumer verticals that are based on consumer behaviors and desires. This structure organizes our business in a manner intended to deploy specific resources dedicated to designing and marketing products directed at these respective consumer verticals. We have developed our “Dock and Unlock” formula, where we take an existing brand and apply the proper strategy and these dedicated brand lane resources to unlock the brand’s potential value. We use the defined methodologies to determine the types of products desired by that specific consumer and then design products in both existing and new categories that meet those desires. We believe this helps us drive growth from opportunities in new product categories and expand our footprint in existing categories.

Repeatable Process for Innovating and Rejuvenating Mature Product Categories

Our designers and engineers come from diverse industry backgrounds, including professional sporting goods, medical and laboratory equipment, architecture, defense, home goods, and automotive, which fosters unconventional methods and perspectives to innovate within traditionally mature rugged outdoor product categories. In addition, because we have such a wide breadth of products that span 20 brands, our product development teams can leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our Bubba® Electric Fillet Knife (EFK), which we launched in 2019 and which incorporates technology or design from products that are situated across all four brand lanes.  The Bubba EFK incorporates lithium-ion technology, battery meter technology and recharging circuitry from our M&P flashlight products (Defender); motor and drivetrain technology from our Frankford Arsenal Rotary Tumbler products (Marksman); patented Bubba-Rubba non-slip grip technology from our Bubba Fillet Knife products (Adventurer); and blade design and material expertise from our Hooyman line of land management tools (Harvester).

Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution

We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 23 transactions over the last 15 years, ranging from $1 million to approximately $1 billion in enterprise value.  In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships will facilitate the identification of future potential acquisition targets.

Experienced, Entrepreneurial Management Team

Our senior management team has substantial knowledge and experience in the rugged outdoor industry. This team is responsible for defining and executing our business strategies with a “brand-first” orientation supported by our brand lanes.  We strive to promote a collaborative and supportive environment for our employees.  This approach allows employees within our brand lanes to pursue new ideas and experimentations, leading to a highly entrepreneurial culture.

Strategy

Introduce a Continuing Stream of New and Differentiated High-Quality Rugged Outdoor Products that Drive Customer Satisfaction and Loyalty

We plan to continue conceiving, designing, producing or sourcing, and marketing in a timely manner a continuing stream of innovative new and differentiated high-quality rugged outdoor products and product extensions that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty to our product groups. Our tradition of innovation and our ongoing research and development, product engineering, product and component sourcing, marketing, and distribution activities are critical components of our ability to continue to offer successful products and bolster our market share in the product categories in which we participate.

We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•	Golden Bullseye Award 2021 Shooting Illustrated Accessory of the Year – Lockdown Puck;
•	Guns and Ammo 2020 Technology of the Year – Lockdown Puck;
•	Gold Predator Xtreme Readers’ Choice Award for the Laser Sight Category – Crimson Trace;
•	Shooting Sports Retailer Choice Award Gold, Laser Sight Category – Crimson Trace; and
•	Tactical Retailer Choice Award Gold, Laser Sight Category – Crimson Trace.
•	Popular Mechanics’ “The Best Camping Tents for Your Next Weekend Away 2021” – ust; and
•	Field & Stream “10 Best Fishing Accessories of the Year” – BUBBA.

We also plan to devote significant time and energy to expand the reach of our brands into targeted new rugged outdoor markets that are aligned with the positioning of our brands. We also plan to utilize or “cross pollinate” technologies across brands, such as transporting the non-slip grip from our BUBBA fishing products onto the handles of Hooyman’s new line of hand-held land management tools to provide further product differentiation.

Expand Our Addressable Market by Appealing to New and Larger Audiences in New Product Categories Outside the Rugged Outdoor Market

We plan to expand the size of our addressable market beyond the shooting, hunting, and rugged outdoor markets and thereby enlarge our customer base and customer relationships through entry into new large product categories outside the rugged outdoor market. We believe the expansion of our Lockdown brand from its original firearm safety application to applications such as monitoring jewelry compartments and liquor cabinets and controlling the humidity of humidors and wine cellars will enable us to gain an organic entry into the very large home security market. Expanding our addressable market will reduce our dependence on a small group of customers and increase our revenue.

Cultivate and Enhance Direct-to-Consumer Relationships through Our Digital Platforms

We plan to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. In this regard, we have made significant investments in building both our creative teams and new e-commerce platforms, positioning us to create and distribute our products directly to consumers. We have established dedicated websites for nearly all of our brands, and each of our brand lanes has a dedicated creative and e-commerce team that works to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those who prefer a traditional retail approach rather than purchasing directly from our online platform.  Our new e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our new e-commerce platform and digital ecosystem to organically enter the new market of meat processing with our MEAT! brand that includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers.  We sell these products direct to consumers through our MEAT! website.

Expand and Enhance Our Supply Chain

We plan to expand and enhance our supply chain by identifying, qualifying, attracting, and maintaining qualified contract manufacturers and other suppliers of finished products and product components made to our specifications and the raw materials needed for products and product components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers will reduce our dependence on any one or small group of suppliers and protect us against supplier financial, operational, performance, or capacity issues.

Pursue Acquisitions that Financially and Strategically Complement our Current Business

We intend to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and services. We believe the architecture of our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base. During the last six fiscal years, we have spent nearly $232.9 million (exclusive of our $133.6 million purchase price) on acquiring companies and brands to support our growth in the outdoor products and accessories market. We believe we have succeeded in integrating our acquired companies into our brand lanes and sales structure. Consolidation of these brands into our platform has improved overall efficiency in areas like marketing and product development, while giving us entry into new, larger rugged outdoor market segments.

Product Design and Development

To be successful as a leading provider of outdoor products and accessories, we must continue to conceive, design, produce or source, and market a continuing stream of innovative new products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty to our brands and product groups.

We believe that we will drive customer satisfaction and loyalty by offering high-quality, innovative products on a timely and cost-effective basis, as well as providing world-class customer service, training, and support. We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as customer support numbers, e-mail customer question and answer communications, broad service policies, and product warranties. We have developed unique brand-specific content on our websites to help maximize the consumers’ experience with our products.

Through our research and development personnel, we conceive, design, and develop potential products that we believe will be attractive to our customers and help address the needs, wants, and desires of our target consumer base. In so doing, we must seek to anticipate and respond to trends and shifts in consumer preferences by continually adjusting our product mix with innovative features and designs and marketing them in an effective manner. Prior to introducing any product, we assess its cost of production and delivery, estimate its potential sales volume and margin, and conduct vigorous prototype and production-quality sample testing.

As noted previously, our products include shooting supplies, rests, vaults, and other related accessories; premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.

We typically launch over 250 new outdoor products and accessories SKUs each year. We generally strive to bring a new product from concept to market within 6 to 12 months, depending on product complexity and other matters. Since 2015, we have introduced over 1,200 variations of outdoor products and accessories products, including the products introduced by the companies we acquired.  Our extensive product portfolio includes highly regarded brands, such as the Caldwell line of shooting and range supplies, which we believe has been a leading brand within shooting sports for more than 20 years, Crimson Trace, which has provided aiming solution systems for over 25 years, and Schrade, which has provided innovative cutlery and tools for over 115 years.

We have 34 employees dedicated to research and development activities.  In fiscal 2021, 2020, and 2019, our gross spending on research and development activities relating to the development of new products was $5.4 million, $5.0 million, and $4.9 million, respectively. We expense research and development costs as incurred.

Our Brands

We currently sell our products under 20 distinct brands organized under four brand lanes.

Marksman Brands

•	Caldwell – shooting range and marksman products
•	Frankford Arsenal – ammunition reloading products
•	Tipton – firearm cleaning and maintenance products
•	Wheeler – gunsmithing tools

Defender Brands

•	Crimson Trace – firearm aiming solutions

•	LaserLyte – firearm training systems
•	Lockdown – security and storage solutions
•	M&P Accessories – cutlery, flashlights, and various firearm accessories licensed from our former parent company
•	Performance Center by Smith & Wesson – cutlery, cleaning kits, and various firearm accessories licensed from our former parent company
•	Smith & Wesson Accessories – knives, flashlights, shooting glasses and cases, cleaning kits, and hearing protection products licensed from our former parent company

Harvester Brands

•	BOG – hunting accessories
•	Hooyman – land management tools
•	MEAT! – meat processing equipment
•	Old Timer – cutlery and tools
•	Thompson/Center Accessories – firearm scopes, black powder barrels, speed loaders, magazines, and cleaning and maintenance products licensed from our former parent company
•	Uncle Henry – hunting knives and tools

Adventurer Brands

•	BUBBA – fishing tools and knives
•	Imperial – cutlery and tools
•	Schrade – rugged outdoor cutlery and tools
•	ust – camping and survival products

We own all of our brands with the exception of those brands and trademarks that we license from our former parent company, including the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, the script “Thompson/Center Arms,” and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.

Brand Lanes

Our Brand Lanes are the foundation for our distinctive creative, product development, sourcing, and e-commerce functions. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers.  Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products.  Dedicated management, marketing, creative, digital support, and engineering teams assigned to each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts. We currently market our products under 20 distinct brands, organized into four brand lanes aligned with our specific consumer verticals:

DWELL

MARKSMAN

CALDWELL WHEELER Tipton FRANKFORD ARSENAL

Marksmen are shooters, from the beginner to the skilled competitor.  Whether at the workbench, in the workshop, in the field, or on the range, and no matter the choice of handgun, rifle, shotgun, or archery, a Marksman’s success is measured in hours of trigger time, the smell of burnt powder, and bullseyes.

RAD pro
DEFENDER
DEFENDER
LOCKDOWN
M&P
CRIMSON TRACE
LASERLYTE

For the Defender, security is above all else.  It starts with the peace of mind that comes with confidently knowing your belongings are safe, and becomes complete with determination to train and prepare yourself for life’s biggest adversaries.  The Defender protects – it makes up the fabric of their DNA

HARVESTER
HARVESTER
Hooyman
OLD TIMER
BOG
Uncle Henry
MEAT!

To the Harvester, it’s not a job. It’s not about killing or mounting a trophy. It’s a passion to create, to grow, to conserve, and to ensure that the hunger to hunt and experience the most inaccessible terrain is passed down for future generations. Being a Harvester is not about taking, it’s about giving back.

The Adventurer is at home when away from home.  Whether conquering a mountain, navigating the open ocean, trekking through a valley, or taking on any other outdoor escapade, the Adventurer’s thrill is the comfort zone.  It is more than a connection with the outdoors; it is about being a part of it.

Marketing

We deploy a multi-faceted strategy to engage with consumers and to deliver positive consumer experiences.  Our marketing approach begins with our team utilizing television, print, and other advertising media to assure that our customers and consumers connect with our brands and to the products we offer.

In order to help convert at the point of purchase, increase the likelihood of loyal consumer relationships, and build advocacy with our consumer base, we market our products to consumers using focused campaigns that align with each brand’s core characteristics.  In this regard, we utilize what we believe are the most impactful mediums, such as in-store retail merchandising, online merchandising, grassroots events, digital advertising campaigns, influencer marketing that includes over 500 brand influencers, and robust distribution of content across most social media channels, to encourage enthusiasts to continue exploring our brand offerings and ultimately lead to purchases. Our influencers participate on a variety of social media platforms, regularly posting brand imagery, lifestyle content, instructional material, and detailed reviews of our products to help promote our brands.  To further our message, we frequently participate in various earned media across a full spectrum of digital and print publications, which drives authenticity back to our consumer base as they read about the latest information regarding our suite of new products.  This multifaceted approach is intertwined with the brand lane structure that we believe differentiates us from our competition and offer a significant advantage in efficiency.

For the fiscal years ended April 30, 2021, 2020, and 2019, advertising and promotion expenses were $14.4 million, $14.5 million, and $10.4 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

Original Content

We utilize content as the engine to drive our strategic approach to marketing.  In the past year, we continued to emphasize the enhancement of our internal content capture and edit capabilities. Our team of producers has provided an accessible outlet for regularly distributed fresh content for each of our brands. The deployment of this content assists us in positioning our brands, garnering the attention of our customers, establishing a lifestyle connection with those discovering our brands for the first time, and educating our consumer base about the features and benefits of the products that fall within each brand. By owning the development and distribution of our content, we are able to ensure that each message is consistent with the brand’s positioning and strategy.

Our Digital Platform

We believe social media platforms, such as Facebook, Instagram, and YouTube, are effective in enabling us to showcase content, educate our customer base about our products, and generate enthusiasm for most of our brands. Our direct-to-consumer e-mail marketing helps us to further engage our consumers and communicate the value of our brands. We continue to invest in new digital marketing capabilities designed by our e-commerce and marketing teams to provide favorable customer experiences. Utilizing our digital platform, we operate branded e-commerce websites designed to inform, inspire, and prepare our customers for the rugged outdoors. We believe our digital platform supports our core business and facilitates future sales growth and profitability.

We utilize our websites, including www.AOB.com, www.BUBBA.com, www.SCHRADE.com, www.ustgear.com, www.BOGhunt.com, www.Hooyman.com, www.OldTimerKnives.com, www.MEATyourmaker.com, www.CaldwellShooting.com, www.FrankfordArsenal.com, www.WheelerTools.com, www.TiptonClean.com, www.CrimsonTrace.com, www.Lockdown.com, www.Laserlyte.com, www.store.smith-wesson.com, and www.accessories.tcarms.com, to market our products and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government agencies.

Industry and Consumer Events

We sponsor a number of events and organizations in support of outdoor activities that our consumers enjoy. We typically attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (SHOT) Show; Archery Trade Association Show (ATA Show); Outdoor Retailer (OR Show); the National Association of Sporting Goods Wholesalers Show (NASGW); the International Convention of Allied Sportfishing Trades (ICAST); the IWA Outdoor Classics Show in Europe; and various distributor, buying group, and consumer shows. As a result of COVID-19 related restrictions, most of these events in fiscal 2021 were either cancelled or held virtually. We also seek to establish relationships with professionals and influencers for each of our brands to help evaluate, promote, and establish product performances and authenticity with customers and consumers.

Distribution Channels and Customers

We distribute our products through e-commerce and traditional distribution channels.  Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites.  This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick and mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs.  Our three largest customers accounted for an aggregate of 41.7% and 42.2% of our net sales for fiscal 2021 and 2020, respectively.  The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offering, accounted for 27.6% and 22.7% of our net sales for fiscal 2021 and 2020, respectively, and a very large national sporting specialty chain, accounted for 7.9% and 10.5% of our net sales for fiscal 2021 and 2020, respectively, through its retail locations. In addition, in fiscal 2021, another large online retailer accounted for 6.2% of our net sales. In fiscal 2021, net sales to our former parent company was not among our top three customers, however, in fiscal 2020, our former parent company accounted for 9.0% of our net sales, primarily through license agreements. The increase in e-commerce channel sales were a result of certain factors, that we believe relate to the COVID-19 pandemic, including a shift in consumer preference to online purchases during the current period and increased sales in our own direct-to-consumer business. Our customers generally focus on profitability, product innovation, quality, reliability, on-time delivery, brand awareness, and effective marketing programs. The information for fiscal year 2019 can be found within “Distribution Channels and Customers” included in our Registration Statement on Form 10 for the fiscal year ended April 30, 2020 filed with the SEC on July 2, 2020, as amended by Amendment No.1, filed on July 13, 2020.

Our sales team is built around the two distribution channels and is organized into customer groups, or classes of trade, or COTs, with dedicated individuals within each COT team that focus on brand lanes or sometimes specific brands.  Each COT team sells products from all of our brand lanes.  We believe the structure of our sales organization allows us to accomplish four very important goals. First, it gives us the ability to consistently focus on the unique needs and requirements of each customer group. Second, it allows us to bring brand expertise and awareness for these customer groups.  Third, and most importantly, it allows us to develop and execute strategic plans based on how each customer group conducts business as well as how it targets its primary and secondary consumers. Finally, our sales organization is designed to be able to adapt to acquisitions and the expansion of our brands into new categories without having to alter our sales structure. We believe this will allow us to integrate new categories into our teams with minimal disruption to our existing business and, more importantly, allow us to quickly begin leveraging our size and scope with the new additions.

Although we have long established relationships with many of our customers, we generally do not have long-term supply or binding contracts or guaranties of minimum purchase arrangements with our customers. Instead, our customers generally purchase from us through individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecasted volumes, delay purchases for a number of reasons, or change other terms of our business relationship. We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms.

The retail industry is undergoing change with the continuing expansion of e-commerce and retailer consolidation. Certain factors, that we believe relate to the COVID-19 pandemic, have created a shift in consumer preference toward online purchases. As a result, traditional brick and mortar retail stores are evolving to remain competitive. Traditional brick and mortar retailers have also been expanding their own e-commerce retail platforms, assortment of products, as well as expanding their online advertising and promotional programs.

Retailers are reducing lead time for product delivery and reducing their inventory levels, and in certain circumstances, require suppliers to ship orders directly to consumers for purchases on their e-commerce platforms.

The ultimate users of our products consist of outdoor enthusiasts, including shooting and hunting enthusiasts, fishing enthusiasts, campers, hikers, and other sports enthusiasts.

Service and Support

In order to provide consumers with positive experiences involving our products, we maintain a dedicated team of trained customer support representatives who seek to successfully address customer questions or issues that may arise across our product offerings. We utilize a customer service number to answer questions and resolve issues. We stand behind the quality of our products by offering a variety of warranties, ranging from limited lifetime, three-year, or one-year warranty programs, depending on the product. We also will repair or replace with an item of equivalent value, at our option, certain products or parts that are found to be defective under normal use and service, without charge during the warranty period.

Sourcing, Assembly, and Production

Except for laser aiming and tactical lighting systems that we assemble at our Wilsonville, Oregon facility, we generally utilize third-party contract manufacturers and suppliers for our finished products and product components. Third-party contract manufacturers and suppliers provide finished products and product components to us in accordance with our product and component specifications. Third parties also supply us and our contract manufacturers with the raw materials used in our products and product components, including steel, plastic, aluminum, copper, lead, and packaging materials. Most of our third-party contract manufacturers and suppliers are in Asia, primarily China, and, to a lesser extent, Taiwan and Japan. We perform some very minor assembly of products at our Columbia, Missouri facility.

We generally provide these suppliers with short-term advance forecasts of our production requirements, however, when we anticipate delays in our supply chain or congestion at shipping ports, we will order in advance to mitigate supply chain risk. Our suppliers must meet our quality and other standards and have the ability to produce our finished products and product components and supply our raw materials in a timely and efficient manner. We continue to expand our supply base to maintain competitive pricing and quality standards and to be in a position to respond rapidly to changes in customer demand and market trends to mitigate supply chain risk. For certain products and components, we utilize a dual sourcing supply chain to mitigate risks associated with sourcing key components from only one supplier.

We do not have long-term contractual arrangements with any of our suppliers that guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on these independent parties exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available.  In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.

Facilities and Distribution

We sub-lease approximately 361,000 square feet of office and warehouse space in a Columbia, Missouri facility that was recently constructed by our former parent company in a sale/leaseback transaction. We also lease 50,000 square-feet of warehouse and office space in Wilsonville, Oregon, 5,000 square feet of office space in Chicopee, Massachusetts, and 2,500 square feet of office space in Shenzhen, Peoples Republic of China.

Our Missouri facility includes our principal executive, administrative, financial, sales, marketing, R&D, assembly, and distribution operations. Our Oregon facility houses production, assembly, and warehousing operations for our laser sighting and tactical lighting systems. Our Massachusetts facility houses certain administrative and finance staff. Our China facility houses certain R&D staff.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. We currently have more than 300 patents and patents pending and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.

We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We market our products and accessories under 20 distinct brands, including outdoor products and accessories sold under a license agreement with our former parent company.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Legal Proceedings

From time to time, we can become involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters. Litigation, regardless of the merits, can be expensive, time consuming, and divert the time and attention of management personnel, and unfavorable outcomes and prolonged litigation can harm our business. We actively monitor the status of litigation and, depending on the circumstances, intend to vigorously defend claims and assert all appropriate defenses to litigation against us.

Information Systems

Our information systems utilize leading software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting.  We utilize SAP as our ERP system, which is administered by our former parent company through the Transition Services Agreement noted above.  We believe our current information systems infrastructure supports our minimum business requirements.

Before the Transition Services Agreement expires, we are planning to implement an information technologies infrastructure, including a new ERP system that will utilize leading software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting. Implementing a new platform like this can be costly and may require significant resources and refinement to fully realize the expected benefits of the system. We believe our new information systems infrastructure will support our growth strategy in the future.

Acquisitions

As noted above, we have built our business both organically and inorganically. We were originally purchased by our former parent company in fiscal 2015 as a leading provider of hunting and shooting accessories. In fiscal 2017, we expanded our portfolio into the laser sighting market with the stock acquisition of Crimson Trace Corporation, a Wilsonville, Oregon-based leader in laser sighting and tactical lighting systems and an important supplier to the firearm industry. In addition, in fiscal 2017, we expanded our product portfolio by acquiring the net assets of Taylor Brands, LLC, a leading provider of high-quality knives, specialty tools, and accessories; and Ultimate Survival Technologies, Inc., a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. In fiscal 2018, we purchased the Bubba Blade-branded business, a provider of premium branded sports knives and tools for fishing and hunting. In fiscal 2019, we further expanded our product portfolio by acquiring LaserLyte branded products, which includes laser training and sighting products for the consumer market. Between fiscal 2015 and 2016, we also acquired the Hooyman brand, a maker of tree saws for hunting preparedness, and have since focused that brand on similar categories, and the brands distributed by PowerTech, Inc., a flashlight provider selling Smith & Wesson-branded products.

The following table sets forth information regarding the brands and products added to our operations through acquisitions in the fiscal years indicated:

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Product Brands	Produced Products

Hooyman, LLC, Appleton, Wisconsin (operated out of our Columbia, Missouri facility)	Asset	2015	Hooyman	Extendable tree saws for the hunting and outdoor industry

PowerTech, Inc., Collierville, Tennessee (operated out of our Columbia, Missouri facility)	Asset	2016	Smith & Wesson, M&P	Tactical flashlights, universal LED lights, and pocket lights
Taylor Brands, LLC, operated as BTI Tools, LLC, or BTI Tools, Kingsport, Tennessee (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2018)	Asset	2017	Smith & Wesson, M&P, Schrade, Uncle Henry, Old Timer	High-quality knives, specialty tools, and accessories

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Product Brands	Produced Products

Crimson Trace Corporation, or Crimson Trace, Wilsonville, Oregon	Stock	2017	Crimson Trace	Laser sighting and tactical lighting systems

Ultimate Survival Technologies, Inc., currently operating as Ultimate Survival Technologies, LLC, or UST, Jacksonville, Florida (subsequently relocated operations to our Columbia, Missouri facility in fiscal 2019)	Asset	2017	UST

High quality survival and camping equipment, including LED lights, all weather fire starting kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camping products

Fish Tales, LLC, Tucson, Arizona (operated out of our Columbia, Missouri facility)	Asset	2018	BUBBA	Premium sporting knives and tools for fishing and hunting, including Bubba Blade branded products (subsequently rebranded as BUBBA)

P&L Industries, Inc., Cottonwood, Arizona (subsequently relocated operations to our Wilsonville, Oregon facility in fiscal 2019)	Asset	2019	LaserLyte	Laser training and sighting products for the consumer market, including LaserLyte branded products

Competition

We operate in a highly competitive market and encounter competition from both domestic and foreign participants. We believe we can effectively compete with all of our present competitors. We compete primarily based upon innovation, performance, price, quality, reliability, durability, consumer brand awareness, and customer service and support. Our competitors include Vista Outdoor Inc. and a large number of private companies that directly compete with a number of our brands. Certain of our competitors may have more established brand names and stronger distribution channels than we do and have, or have through their owners, access to financial and marketing resources that are greater than we possess that may afford them the ability to invest more than we can in product development, intellectual property, and marketing. In addition, we compete with many other sporting and recreational products and activities companies for discretionary spending of consumers.

Inventory Management

Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on supply chain delivery requirements, existing orders, anticipated sales, and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy focuses on continuing to meet consumer demand, while improving our inventory efficiency over the long term through the ongoing implementation of inventory optimization tools.

Seasonality

Our business can be seasonal, especially because many of our products are used in outdoor-based activities. Our sales are typically the highest between August and October because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. As a result of seasonal and quarterly operating fluctuations, we do not believe that comparisons between different quarters within a single year are relevant or can be relied upon as indicators of performance for any fiscal year. In fiscal 2021, heightened consumer demand resulting from the COVID-19 pandemic and social unrest impacted the sale of our products in the outdoor recreation and personal safety markets in which we participate. This increased demand for our products in the current fiscal year reduced the impact of seasonality and could make comparisons difficult in past or future years. In addition, the sale of our products may also be affected by unseasonal weather conditions.

Government Regulation

Like other manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state, and international laws, rules, and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace health and safety, the environment, the import and export of products, and tax matters. Our failure to comply with applicable federal, state, and international laws, rules, and regulations may result in our being subject to claims, lawsuits, fines, and adverse publicity that could have a material adverse effect on our business, operating results, and financial condition. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws rules, and regulations may be adopted in the future. In addition, the U.S. Food and Drug Administration, or FDA, regulates certain of our electro-optical products and meat processing products.

Human Capital

We believe that our employees are our greatest asset, and are critical to our ability to execute our strategy.  As such, we are committed to a strong, healthy culture that provides respect for all employees, focuses on creating and sustaining an atmosphere of collaboration and innovation, and rewards team and individual successes.  We invest in our people accordingly.

Equal Opportunity & Employment

We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender identity, age, national origin, ancestry, physical or mental disability, genetic information, or any other status. This commitment extends to all levels of our organization, including senior management and our Board of Directors. We focus on ensuring that our workforce remains open and welcoming to everyone.

We seek to hire and retain talented personnel to support our business. As of April 30, 2021, we had 317 employees, nearly all of which were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

Health and Safety

We believe the physical and mental health and well-being of our employees is important to our success.  Our employee health care benefits are competitive, and include medical insurance, as well as dental and vision care programs.  We support the mental well-being of our employees through our employee assistance program, which provides employee assistance for a range of mental health issues including stress and anxiety, as well as chemical dependence, legal questions, parenting matters, financial counseling, and the sourcing of dependent care resources.

We prioritize the health, safety, and fair treatment of our employees. During the COVID-19 pandemic, we implemented a wide range of safety procedures designed to help keep our employees safe, and we modified our compensation and other policies to best support the needs of our employees and to help keep our business running.

Competitive Compensation

We offer competitive and comprehensive compensation and benefit programs to our employees that provide for pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development.  Our program includes:

•	a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay approximately 88% of total premium costs,
•	a 401(k) plan with a company provided match of up to 3% of the first 6% contributed by the employee;
•	a profit-sharing plan, paying eligible employees a percentage of their eligible earnings based on company profits;
•	twelve annual holidays, nine of which are scheduled and three of which are designated by the employee;
•	a paid time off program, including paid sick and vacation time;
•	paid and unpaid leaves of absence, including paid family and medical leave;
•	flexible spending and health savings accounts;
•	life and disability insurance coverage;
•	employee stock purchase plan;
•	on-site fitness center;
•	on-site nursing room;
•	Employee Assistance Programs; and
•	product discounts.

We are committed to ensuring that all of our employees are paid a fair wage.  To that end, we offer generous wages and benefits to our employees.  We base annual pay increases and incentive compensation on merit, which is communicated to employees upon hire and documented through our performance management program. We utilize a variety of external, third-party, market data sources to ensure that our compensation practices remain fair and competitive.

Training & Development

The ability to attract, retain, and develop employees is critical to our success.  We offer training and development programs to encourage professional growth and advancement from within, including the following:

•	tuition reimbursement for up to 100% of an employee’s advanced degree;
•	reimbursement for continuing professional education for our professionally licensed employees; and
•	other in-house training to aid with career advancement.

We believe that this training and development leads to more valuable contributions from our employees, while improving their satisfaction within existing roles and positioning them for potential future advancement.

Backlog

We had a backlog of orders for our products totaling $15.2 million and $1.8 million as of April 30, 2021 and 2020, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	37	President and Chief Executive Officer
H. Andrew Fulmer	46	Chief Financial Officer
Curtis R. Smith	36	Chief Marketing Officer

Brian D. Murphy has served as our President and Chief Executive Officer and a member of our Board of Directors since the Separation. Mr. Murphy served as Co-President and Co-Chief Executive Officer of Smith & Wesson Brands, Inc. from January 2020 until the Separation. Mr. Murphy served as President of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2017 to January 2020. From December 2016 until May 2017, he was President of the Outdoor Recreation Division of Smith & Wesson Brands, Inc., the activities of which were collapsed into Outdoor Product & Accessories. From February 2015 until December 2016, he was Vice President, Corporate Development of Vista Outdoor Inc., a publicly held designer, manufacturer, and marketer of outdoor sports and recreation products. From April 2013 until February 2015, Mr. Murphy was Director of Mergers & Acquisitions and Director of Financial Planning & Analysis for Alliant Techsystems, an aerospace, defense, and outdoor sporting goods company. Mr. Murphy held various management roles at McMaster-Carr Supply Company, a supplier of maintenance, repair, and operations materials to industrial and commercial facilities worldwide, from April 2011 until March 2013. From May 2006 until October 2010 he served as an investment banker with the publicly held firm Houlihan Lokey, where he advised companies in the areas of strategy, acquisitions, divestitures, recapitalizations, and restructuring.

H. Andrew Fulmer has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since the Separation.  Mr. Fulmer served as Vice President, Financial Planning & Analysis of Smith & Wesson Brands, Inc. from 2016 until the Separation. Mr. Fulmer was Senior Director of Financial Planning & Analysis of Smith & Wesson Brands, Inc. from January 2015 until March 2016, Director of Financial Planning & Analysis from October 2011 until January 2015, and Assistant Controller from September 2010 until October 2011. From May 2006 until September 2010, Mr. Fulmer was Controller for Steeltech Building Products, a privately held construction company. From June 1996 until May 2006, Mr. Fulmer held various roles at PricewaterhouseCoopers LLP in both audit and tax. Mr. Fulmer is a licensed CPA in the Commonwealth of Massachusetts.

Curtis R. Smith has served as our Chief Marketing Officer since April 2021. Mr. Smith previously served as our Vice President of Marketing from the Separation until his appointment to Chief Marketing Officer and as Vice President of Marketing for the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from October 2017 until the Separation. From July 2015 until October 2017, he was a Global Product Lane Director at Vista Outdoor Inc. From February 2012 until June 2015, Mr. Smith served as Director of Global Product Line Management and Global Category Manager at the Coleman Company, Inc., a designer, manufacturer, and marketer of primarily outdoor camping gear. Mr. Smith held various product management roles at Jasco Products LLC, an industry leader in home electronics, from June 2010 until February 2012. Mr. Smith currently serves on the Board of Regents for the American Knife & Tool Institute, a non-profit organization dedicated to advocating for the knife industry and all knife users.

Other Key Employees

The following sets forth information regarding individuals other than our Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer who serve as key employees of our company.

Mark A. Reasoner, age 52, has served as our Vice President of Sales since the Separation. Before the Separation, Mr. Reasoner served as Vice President of Sales for the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from September 2018 until the Separation. From September 2015 until July 2018, Mr. Reasoner was Executive Vice President of Sales & Marketing for Drake Waterfowl Systems, a hunting accessory and apparel company. From August 2014 until September 2015, Mr. Reasoner was Senior Vice President of Sales for Eastman Outdoors/Carbon Express, an archery and outdoor recreation company. Mr. Reasoner also held various management roles at Pure Fishing, a fishing tackle and accessory company, from June 2009 until July 2014, including Senior Vice President/General Manager, Americas, Senior Vice President of Sales, North America, and Vice President of Sales, National Accounts. Mr. Reasoner also held various management roles at Russell Athletic, an athletic apparel and equipment company, from May 2004 until May 2009, including Senior Director of Sales, Spalding U.S./Russell Department Stores and Director of Sales, Spalding National Accounts.

Brent A. Vulgamott, age 37, has served as our Vice President of Operations & Analytics since the Separation. Before the Separation, Mr. Vulgamott served as Vice President of Operations of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2020 until the Separation. From November 2018 to March 2020, Mr. Vulgamott was the Director of Finance for Lockton Companies, a privately held insurance broker. From November 2015 to November 2018, Mr. Vulgamott was Division Controller for the Outdoor Products & Accessories Division of Smith & Wesson Brands Inc. From April 2011 to October 2015, Mr. Vulgamott held finance leadership and management roles at Ford Motor Company and Piston Automotive, a publicly held automotive company and privately held automotive sub-supplier. From August 2007 to March 2011, Mr. Vulgamott held various accounting and FP&A roles with companies, including State Street Bank & Trust Co and Cerner Corporation.

James E. Tayon, age 31, has served as our Vice President of Product Development since the Separation. Before the Separation, Mr. Tayon served as Vice President of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation, Director of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2019 to May 2020, Product Engineering Manager of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from July 2017 until March 2019, Engineering Supervisor from August 2016 until July 2017, and a Product Development Engineer since 2012. From 2008 until 2012, Mr. Tayon was a Product Development Engineer for J2 Scientific, a laboratory automation equipment designer and manufacturer, where he worked with Los Alamos National Labs developing custom automation solutions for nuclear sampling.

Elizabeth A. Sharp, age 59, has served as our Vice President of Investor Relations since the Separation. Before the Separation, Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until the Separation. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems (TFS), Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

Douglas V. Brown, age 42, has served as our Chief Counsel and Corporate Secretary since the Separation. Before the Separation, Mr. Brown served as Chief Counsel of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation. Mr. Brown previously was Associate General Counsel at Vista Outdoor Inc. from April 2018 to September 2019 and as Senior Counsel from August 2015 to April 2018.  Prior to joining Vista Outdoor, Mr. Brown practiced corporate and securities law at the law firm Morgan, Lewis & Bockius LLP as a Corporate Associate from August 2011 to August 2015 and at the Division of Corporation Finance of the SEC as an Attorney Advisor from August 2008 to August 2011.

Kyle M. Carter, age 39, has served as our Corporate Controller and Assistant Secretary since the Separation. Before the Separation, Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until the Separation. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, with a focus on public registrant clients, from May 2006 to September 2010.

Item 1A. Risk Factors

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects. The most significant risks that could materially and adversely affect our business operations, financial condition, and cash flows include the risk factors described below.

We have summarized the below risk factors as follows:

Risks Related to Our Business

•

We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers, all of which could be negatively impacted by the coronavirus, or COVID-19, in a manner that could materially adversely affect our business, financial condition or results of operations.

•	We must continue to introduce new products that are successful in the marketplace.
•	We rely to a significant extent on outsourcing for a substantial portion of our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.
•	The costs and availability of finished products, product components, and raw materials could affect our business and operating results.
•

Our business depends to a significant extent upon the brand recognition and reputation of our many brands, and the failure to maintain or strengthen our brand recognition and reputation could have a material adverse effect on our business.

•	We often rely on third parties, including product sourcing intermediaries, independent sales representatives and agents, that act on our behalf.
•	Our operating results could be materially harmed if we are unable to forecast demand for our products accurately.

•	An inability to expand our e-commerce business could reduce our future growth.
•	We compete in highly competitive markets with numerous large and small competitors and with limited barriers to entry.
•	A substantial portion of our revenue depends on a small number of large customers.
•	An increase in the offering of “private label” products by our customers could negatively impact demand for our products.
•	Retail pricing decisions made by certain of our customers could negatively impact pricing for our products in certain online marketplaces.
•	Changes in the retail industry and the markets for consumer products could negatively impact existing customer relationships and our operating results.
•	We may have difficulty collecting amounts owed to us.
•	We are subject to payment-related risks.
•	Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors.
•	Our revenue and profits depend upon the level of consumer spending, which is sensitive to global economic conditions and other factors.
•	We depend on our new distribution facility, which may not produce the benefits expected.
•

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

•

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

•	Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, and harm our operations.
•	Potential strategic alliances may not achieve their objectives, which could impede our growth.
•	Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.
•	Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.
•	We may issue a substantial amount of our common stock in the future, which could cause dilution to current investors and otherwise adversely affect our stock price.
•	The failure to manage our growth could adversely affect our operations.
•	Our operating results may involve significant fluctuations.
•	Liability insurance is expensive and may be difficult to obtain.
•	Our Board of Directors may change significant corporate policies without stockholder approval.
•	We depend on key personnel, and our business may be harmed if we fail to retain and attract skilled management and other key personnel.

Regulatory Risks

•	We are subject to extensive regulation and could incur fines, penalties, and other costs and liabilities under such requirements.
•	Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs.
•	We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.
•	We face risks relating to our international business that could adversely affect our business, operating results, and financial condition.
•	We face risks associated with international activities, including those related to compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption legislation.
•	Increased protectionist tariffs and trade wars could further harm our business.
•	Interruptions in the proper functioning of our information systems or other issues with our ERP systems could cause disruption to our operations.
•	The implementation of a new enterprise resource planning system could cause disruption to our operations.
•	Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.
•

If our efforts to protect the security of personal information related to any of our customers, consumers, vendors, or employees are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation, and our reputation could suffer.

•	Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.
•	We produce or source and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.
•	Environmental laws and regulations may impact our business.

Risks Related to Our Common Stock

•	The market price and trading volume of our common stock may be volatile and may continue to be volatile.
•

Provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

•	Our Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.
•	Your percentage ownership in our company may be diluted in the future.
•

Our common stock is and will be subordinate to all of our future indebtedness and any series of preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Risks Related to the Separation

•	We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
•

We have no history operating as an independent company for the periods prior to the Separation, and our historical financial information is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

•	We have historically operated within our former parent company, and there are risks associated with our separation from our former parent company.
•

We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

•	We will incur increased costs as a result of becoming an independent public company, particularly after we are no longer an “emerging growth company.”
•	We may incur additional significant costs to create the independent corporate infrastructure necessary to operate as an independent public company.
•

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.

•

In connection with the Separation, we and our former parent company indemnified each other for certain liabilities, we may need to divert cash to meet those obligations if we are required to act under these indemnities to our former parent company, and our former parent company may not be able to satisfy its indemnification obligations to us in the future.

•

In connection with the Separation, we only have limited access to the insurance policies maintained by our former parent company for events occurring prior to the Separation, our former parent company’s insurers may deny or attempt to deny coverage to us under such policies, and we may not be able to obtain insurance coverage following the Separation on terms that justify its purchase, and any such insurance may not be adequate to offset costs associated with certain events.

•

If the Transfer and the Distribution do not qualify as a transaction that is tax-free for U.S. federal income tax purposes, our former parent company and/or holders of our former parent company common stock could be subject to significant tax liability and we may be required to indemnify our former parent company, and the obligation to make a payment on this indemnification obligation could have a material adverse effect on us.

•	We are subject to significant restrictions on our actions following the Separation in order to avoid triggering significant tax-related liabilities.
•	Our accounting systems and resources may not be robust enough to meet the financial reporting and other requirements to which we will be subject following the Separation.

We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers, all of which could be negatively impacted by the coronavirus, or COVID-19, in a manner that could materially adversely affect our business, financial condition or results of operations.

COVID-19 has had a substantial impact on worldwide economic activity. This impact has been extensive on many aspects of society, which has resulted in, and could continue to result in, significant disruptions to the global economy as well as on businesses and capital markets around the world. Efforts to reduce the spread of COVID-19 have resulted in travel bans, quarantines, controls on crowd size, shelter-in-place and similar orders restricting the activities of individuals outside their homes as well as limitations on business activities.  Although those restrictions are being lifted or scaled back in the United States and certain countries around the world, the further spread of COVID-19 or the emergence of new strains could result in the re-imposition of various restrictions. The extent to which COVID-19 impacts us in the future will depend on numerous factors that we cannot predict, including the duration and severity of the COVID-19 pandemic; the distribution, use, and efficiency of COVID-19 vaccines, including the level of participation by and protection of our employees; the re-emergence of outbreaks; the extent of restrictions imposed by governments and businesses; the impact of the COVID-19 on economic activity, any resulting recessionary conditions, and the strength and duration economic recovery; the health of our employees; our ability to meet staffing needs for critical functions; and the impact on our customers, suppliers, vendors, and other businesses, including our third-party contract manufacturers and supplies, most of which are located in Asia, particularly China, and, to a lesser degree, Taiwan and Japan. A reduction or interruption in any of our manufacturing processes or our supply chain could adversely affect us. We may also experience reductions in demand for certain products if our customers or vendors experience financial or other difficulties that adversely impact their ability to purchase or pay for our products. Although the impact of COVID-19 on economic activity and its effect on our production, supply chain, distribution networks, and our customers is uncertain at this time, the foregoing factors could have a material adverse effect on our business, operating results, financial condition, and cash flow especially if the effect of COVID-19 could continue or increase in severity over an extended period of time.

A significant portion of our assets consists of goodwill, intangible assets, and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired. Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization, if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, and at least annually, we test intangible assets for impairment based on estimates of future cash flows. During our fourth fiscal quarter ending April 30, 2020, we recognized an impairment of $98.9 million, which included certain impacts associated with COVID-19 that we were aware of at the time of the impairment. Although not anticipated, there may be additional materially negative impacts to the assumptions made with respect to our goodwill and other long-lived intangible assets that could result in an additional impairment of such assets.

We must continue to introduce new products that are successful in the marketplace.

Our success depends on our ability to continue to conceive, design, produce or source, and market in a timely manner a continuing stream of innovative new products that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful in achieving customer or market acceptance or may achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, unfavorable customer or consumer acceptance, and unfavorable performance. Our business, operating results, and financial condition could be adversely affected if we fail to introduce new products that consumers want to buy or we incur significant expenses related to proposed new products that prove to be unsuccessful for any reason.

We rely to a significant extent on outsourcing for a substantial portion of our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

We source a significant portion of our made-to-order finished products and product components from third-party contract manufacturers and other suppliers located primarily in Asia. We depend on our contract manufacturers and other suppliers to maintain high levels of productivity and satisfactory delivery schedules. Our ability to secure qualified suppliers that meet our quality and other standards and to receive from them these products and components in a timely and efficient manner represents a challenge, especially with suppliers located and products and product components sourced outside of the United States. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, such as the current COVID-19 pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and product components and harm our business. If we experience significantly increased demand, or if we need to replace an existing supplier as a result of a lack of performance, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located may exist and could adversely affect our business.

The U.S. foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade may affect our suppliers and our access to products and adversely affect our business.

We do not have long-term agreements with any of our contract manufacturers or other suppliers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers and other suppliers serve other customers, a number of which may have greater production requirements than we do. As a result, our contract manufacturers and other suppliers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Lower than expected manufacturing efficiencies could increase our cost and disrupt or delay our supplies. Any of these problems could result in our inability to deliver our products in a timely manner or adversely affect our business, operating results, and financial condition.

The capacity of our contract manufacturers to produce our products also depends upon the cost and availability of raw materials. Our contract manufacturers and other suppliers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and operating results.

We may receive product deliveries from suppliers that fail to conform to our quality control standards. In such circumstances, our inability to sell those products could have a negative effect on our net sales and increase our administrative and shipping costs if we are unable to obtain replacement products in a timely manner.

Damage or disruption to manufacturing and distribution capabilities of, or the disruption of deliveries from, our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, pandemics, or labor disruptions, including at ports or at our suppliers, could impair our product sales. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits and any claims for various losses could be denied. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

The costs and availability of finished products, product components, and raw materials could affect our business and operating results.

The costs and availability of the finished products, product components, and raw materials needed in our products can be volatile as a result of numerous factors, including general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us and may therefore have a material adverse effect on our business, operating results, and financial condition.

Our contract manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount we pay for sourced products, components, and raw materials. During periods of rising prices, we may not be able to pass any portion of such increases on to customers. Conversely, when prices decline, customer demands for lower prices could result in lower sale prices and, to the extent that we have existing inventory, lower margins. As a result, fluctuations in finished products, components, or raw material prices could have a material adverse effect on our business, operating results, and financial condition.

We also use numerous raw materials, including steel, wood, lead, brass, and plastics, that we purchase from third-party suppliers to produce and test our products. Uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of finished products, components, and raw materials we purchase from third-party suppliers.

Our inability to obtain sufficient quantities of finished products and product components, raw materials, and other supplies from independent sources could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the finished products, product components, raw materials, and other supplies that we require are available only from a limited number of suppliers.

Since we do not have long-term supply contracts with our contract manufacturers or other suppliers, we could be subject to increased costs, supply interruptions, and difficulties in obtaining finished products, product components, and raw materials. Our suppliers also may encounter difficulties and other issues in obtaining the materials necessary to produce the components and parts that we use in our products. Although we continue to expand our supply chain and seek to utilize multiple sourcing whenever possible, the time lost in seeking and acquiring new sources of supply or the inability to locate alternative sources of supply of comparable capabilities at an acceptable price, or at all, could negatively impact our net sales and profitability.

Our business depends to a significant extent upon the brand recognition and reputation of our many brands, and the failure to maintain or strengthen our brand recognition and reputation could have a material adverse effect on our business.

The recognition and reputation of our many brands are critical aspects of our business. We believe that maintaining and further enhancing the brand recognition and reputation of our brands is critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the appropriate creative message and media mix and markets for advertising, marketing, and promotional expenditures;
•	select the right markets, media, and specific media vehicles in which to advertise;
•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current costs, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

In addition, we may determine that certain of our products and brands benefit from endorsements and support from particular sporting enthusiasts, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted.

We often rely on third parties, including product sourcing intermediaries, independent sales representatives and agents, that act on our behalf.

We often rely on third parties, including product sourcing intermediaries, independent sales representatives and agents. These representatives and agents sometimes have the actual or apparent authority to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they agree to low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could put us at risk for prosecution in the United States or internationally.

Our operating results could be materially harmed if we are unable to forecast demand for our products accurately.

We often schedule internal production and place orders for finished products, product components, and raw materials with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

•	our failure to accurately forecast customer acceptance of new products;
•	an increase or decrease in consumer demand for our products or for the products of our competitors;
•	new product introductions by competitors;
•	our relationships with customers;
•	general market conditions and other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by customers;
•	general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•	the domestic political environment, including debates over the regulation of various consumer products, such as firearms.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, we and our third-party suppliers may not be able to produce products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

An inability to expand our e-commerce business could reduce our future growth.

Consumers are increasingly shopping online via e-commerce retailers, and we face intense pressure to make our products readily and conveniently available via e-commerce services. Our success in participating in e-commerce depends on our ability to effectively use our marketing resources to communicate with existing and potential customers. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We recently developed and continue to enhance our direct-to-consumer e-commerce platform, but rely to an extent on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. We may not be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of federal, state, and international laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins, and similar disruptions; and disruptions of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our operating results.

We plan to continue to expand our brand recognition and product loyalty through social media and our websites, with generation of original content. These efforts are intended to yield greater traffic to our websites and increase our direct-to-consumer revenue. By doing so, we will become to an extent a competitor to our customers, reducing their revenue in the process.  This could lead to adverse relationships with our online and brick and mortar retail customers, which could have an adverse impact on our operating results.

We compete in highly competitive markets with numerous large and small competitors and with limited barriers to entry.

We operate in highly competitive markets that are characterized by competition from major and small domestic and international companies. Our competitors include Vista Outdoor and a large number of small private companies that directly compete with a limited number of our brands.

Competition in the markets in which we operate is based on a number of factors, including innovation, performance, price, quality, reliability, durability, consumer brand awareness, and customer service and support. Competition could cause price reductions, loss of market share, reduced profits, or operating losses, any of which could have a material adverse effect on our business, operating results, and financial condition. Certain of our competitors may have more established brand names and stronger market partners than we do, be more diversified than we are, or have available financial and marketing resources that are substantially greater than ours, which may allow them to invest more heavily in intellectual property, product development, and advertising. In addition, the proliferation of private labels and exclusive brands offered by department stores, chain stores, and mass channel retailers could lead to reduced sales and prices of our products.

Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, customers often demand that suppliers reduce their prices on mature products, which could lead to lower margins.

In addition, our products compete with many other sporting and recreational products and activities for the discretionary spending of consumers. Failure to effectively compete with these activities or alternative products could have a material adverse effect on our performance.

A substantial portion of our revenue depends on a small number of large customers.

We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. Our three largest customers accounted for an aggregate of 41.7% of our revenue for fiscal 2021. Of these customers, the world’s largest e-commerce retailer, accounted for 27.6% through its very extensive customer base of end consumers; a very large national sport specialty chain, accounted for 7.9% through its retail locations; and another large online retailer accounting for 6.2% of our revenue for fiscal 2021. Of our total revenue, sales pursuant to our former parent company licenses accounted for an aggregate of 15.6% of our revenue for fiscal 2021 from our various sales channels.

Although we have long-established relationships with many of our customers, we generally do not have any long-term supply or binding contracts or guarantees of minimum purchases with our customers. Purchases by our customers are generally made through individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons, or change other terms of the business relationship. Significant or numerous cancellations, reductions, or delays in purchases or changes in business practices by our customers could have a material adverse effect on our business, operating results, and financial condition. In addition, because many of our costs are fixed, a reduction in customer demand could have an adverse effect on our gross profit margins and operating income.

A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, substantial financial issues or a bankruptcy filing by a key customer could have a material adverse effect on our business, operating results, and financial condition.

An increase in the offering of “private label” products by our customers could negatively impact demand for our products.

Some of our large retail customers have started to directly source products similar to ours under their own private label brands. By doing so, they effectively become a competitor to our brand by eliminating our products from their supply chain, causing declines in our product demand. Furthermore, they are able to offer their private label products at a significantly reduced price and still retain profitability, therefore putting a greater amount of pricing pressure for our products to compete. If we choose to source these private label goods on behalf of our customers, our profitability on those sales is significantly reduced. As such, any additional private label activity within our customer base could have a negative impact on our business, operating results, and financial condition.

Retail pricing decisions made by certain of our customers could negatively impact pricing for our products in certain online marketplaces.

Many of our customers have manual or automated processes to match retail prices in the marketplace. We have a policy that requires our customers to maintain minimum advertised pricing on certain of our products, unless we allow otherwise. This policy serves to help stabilize the pricing for our products at retail. If a customer decreases its retail prices below our minimum threshold, other retailers could also reduce pricing on the same product, thus devaluing that product in the marketplace. This practice could cause us to lower our prices to customers or to compensate them financially for the loss in their inventory value, and, therefore, this could yield an adverse effect on our business, operating results, and financial condition.

Changes in the retail industry and the markets for consumer products could negatively impact existing customer relationships and our operating results.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations, or reposition the target markets for their stores. These developments could result in a reduction in the number of retailers that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers, such as us. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We depend on a continuous flow of new orders from large, high-volume retail customers, but we may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to take various actions, including the following:

•	reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;
•	require us to fulfill their direct-to-consumer website orders, or drop shipping, which could increase our cost per unit, lead to higher inventory levels, and increase freight costs;
•	improve customer service in which products are supplied directly to retailers from third-party suppliers; and
•	adopt technologies related to inventory management that may have substantial implementation costs.

We may not be able to successfully meet the needs of our customers. A substantial decrease in sales to any of our major customers could have a material adverse effect on our business, operating results, and financial condition.

As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead times for production in certain cases and more closely anticipate demand, which could, in the future, require us to carry additional inventories. We also may be negatively affected by changes in the policies of our retail customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms, and other conditions, which could negatively impact our business, operating results, and financial condition.

These foregoing factors could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

We may have difficulty collecting amounts owed to us.

Certain of our customers may experience credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We grant payment terms to most customers ranging from 30 to 90 days and do not generally require collateral. However, in some instances, we provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payments are not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be adversely impacted.

Through our growth strategy, our sales could become increasingly dependent on purchases by several large customers. Consolidation in the retail industry could also adversely affect our business. If our sales were to become increasingly dependent on business with several large customers, we could experience more concentrated credit-related risks and be adversely affected by the loss or a significant decline in sales to one or more of these customers. In addition, our dependence on a smaller group of customers could result in their increased bargaining position and pressures on the prices we charge.

We are subject to payment-related risks.

We accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if there is a breach or compromise of our data security systems, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, or the loss of our ability to accept credit or debit card payments from our customers or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, operating results, and financial condition.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors.

Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products.

In addition, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets may have an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our operating results. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, operating results, or cash flows. In times of uncertain market conditions, there is also increased risk of inventories which cannot be liquidated in an efficient manner and may result in excess levels of inventory.

Social, political, and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding increased gun control and hunting regulations at the federal, state, and local level can affect consumer demand for our products since a significant amount of our products find applications in shooting and hunting activities. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact our business, operating results, and financial condition.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm; mandate the use of certain technologies in a firearm; or ban the sale and in some cases, the ownership of various types of firearms and accessories. Such restrictive changes to legislation could reduce the demand for certain of our products that relate to firearms. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private gun ownership. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

Our revenue and profits depend upon the level of consumer spending, which is sensitive to global economic conditions and other factors.

The success of our business depends on consumer spending, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions; disposable consumer income; interest rates; consumer credit availability; employment levels; stock market performance; weather conditions; energy prices; consumer discretionary spending patterns; and tax rates in the international, national, regional, and local markets where our products are produced or sold. The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.

We depend on our new distribution facility, which may not produce the benefits expected.

We are extremely dependent on our new distribution facility in Columbia, Missouri, which just recently became fully operational. The facility houses our principal executive, administrative, financial, sales, marketing, research and development, assembly, and quality inspection operations. We will have the exclusive right to utilize approximately 361,000 square feet of the approximately 613,000 rentable square feet in the facility, as well as access to the facility’s common areas, under a sublease from our former parent company.

Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating profits will depend on our proper operation of the facility.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises, such as pandemics and epidemics, and other similar events. These risks are particularly substantial because we conduct substantially all of our operations from one location. We maintain casualty and business interruption insurance, but it may not adequately protect us from the types and amounts of losses we may incur or from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image. In addition, the facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in parts of Asia that experience typhoons, earthquakes, other natural disasters, and public health crises.

Our computer systems may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, operating results, and financial condition.

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We have a plan to expand our operations through acquisitions to enhance our existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and improve our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our business, operating results, and financial condition.

Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;
•	the availability of cash resources, borrowing capacity, or other forms of consideration at favorable pricing that would enable us to offer the required acquisition purchase prices;
•	the ability of management to devote sufficient attention to acquisition efforts; and
•	the ability to obtain any requisite governmental or other approvals.

We plan to pursue acquisitions of companies involved in what we consider the rugged outdoor market (which may include shooting, hunting, fishing, camping, hiking, personal security and defense, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business. We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, operating results, and financial condition could be adversely affected.

As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate may agree not to discuss a potential acquisition with any other party for a specific period of time and agree to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal, consulting, and other costs.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. These interim fluctuations could adversely affect the market price of our common stock.

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time-to-time and the willingness of potential acquisition candidates to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue an acquisition could limit our growth.

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, and harm our operations.

We may be unable to effectively complete an integration of the management, operations, facilities, accounting, and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:

•	the failure of acquired businesses to achieve expected results;
•	the potential disruption of our core businesses;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with increased regulatory or compliance matters;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	greater than anticipated costs and expenses related to the integration of the acquired businesses with our business;
•	potential unknown liabilities associated with the acquired businesses;

•	risks associated with weak internal controls over information technology systems and associated cyber security risks;
•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
•	the risk of impairment charges related to potential write-downs of acquired assets; and
•	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

Potential strategic alliances may not achieve their objectives, which could impede our growth.

We anticipate that we will enter into new strategic alliances in the future. We continue to explore strategic alliances designed to enhance our supply chain, expand our product offerings, enter new markets, and improve our distribution channels. Our existing strategic alliances and any new strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Our business is typically seasonal. Our sales have typically been highest between August and October due to shipments around the fall hunting and holiday seasons. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Our annual and quarterly operating results may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Variations in weather conditions may also affect our quarterly operating results as certain of our products are primarily for outdoor use. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance, including the performance for the full year based on quarterly performance. In the event that any seasonal or quarterly fluctuations in our net sales and operating results result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.

Any substantial borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

From time to time, we may seek additional equity or debt financing to provide funds for the expansion of our business. We cannot predict the timing or amount of any such financing requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

We may issue a substantial amount of our common stock in the future, which could cause dilution to current investors and otherwise adversely affect our stock price.

We may issue additional shares of common stock to fund our operations, to provide competitive compensation packages to our employees, or for acquisitions. These issuances could be significant. To the extent that we issue our shares of common stock, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for re-sale in the future. Persons receiving shares of our common stock in connection with acquisitions may be more likely to sell their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained.

The failure to manage our growth could adversely affect our operations.

To continue to expand our business and strengthen our competitive position, we must make significant investments in systems, equipment, facilities, product development, and personnel. In addition, we may commit significant funds to increase our sales, marketing, information technology, and research and development efforts in order to expand our business. A failure to sufficiently increase our revenue to offset those potential increased costs could adversely affect our business, operating results, and financial condition.

The failure to manage our growth effectively could adversely affect our operations. Managing our planned growth effectively will require us to take various actions, including the following:

•	enhance our operational, financial, and management systems;
•	benefit from our Columbia, Missouri facility; and
•	successfully hire, train, and motivate additional employees, including additional personnel for our product development, sales, and marketing efforts.

The expansion of our products and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

•	market acceptance of our products, including new products;
•	market acceptance and new product introductions by our competitors;
•	our ability to pass along price increases in response to market conditions;
•	the timing of large domestic and international orders;
•	cancellation of existing orders;
•	changes in our sales mix;
•	the cost of new product introductions;
•	problems with our supply chain;
•	the volume of customer orders relative to our capacity;
•	timing of expenditures in anticipation of future customer orders;
•	effectiveness in managing production processes and costs;
•	changes in cost and availability of labor and finished products, product components, and raw materials;
•	ability to manage inventory and inventory obsolescence;
•	pricing and other competitive pressures;
•	changes or anticipated changes in economic, social, political, legislative, and regulatory factors;
•	the outcome of any litigation;
•	adverse publicity surrounding our products, the safety of our products, or the use of our products;
•	changes in amount and or timing of our operating expenses; and
•	changes in laws and regulations that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain, particularly as a result of the intended use of certain of our product offerings. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms.

Our Board of Directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing, and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization, and operations, will be determined by our Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, our Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, operating results, financial condition, cash flow, per share trading price of our common stock, and ability to satisfy any debt service obligations.

We depend on key personnel, and our business may be harmed if we fail to retain and attract skilled management and other key personnel.

Our success depends to a significant extent upon the continued services of our current senior management team, including Brian D. Murphy, our President and Chief Executive Officer. The loss of Mr. Murphy or one or more of our other key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. Except in the case of Mr. Murphy with whom we have an employment agreement, we employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or by them at any time, for any reason, and without advance notice, subject to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price and may at any time be insufficient to counteract offers from other companies.

Our success also depends on our ability to attract, retain, and motivate additional skilled non-management personnel. We plan to continue to expand our work force to continue to improve our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Other companies with which we compete for qualified personnel may have or have access to greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel, to accomplish our business objectives, we may experience constraints that will impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business may be harmed.

Regulatory Risks

We are subject to extensive regulation and could incur fines, penalties, and other costs and liabilities under such requirements.

Like other producers and sellers of consumer products, we are required to comply with a wide variety of federal, state, local, and international laws, rules, and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products, and taxes. Our failure to comply with applicable federal, state, local, or international laws, rules, and regulations may result in our being subject to claims, lawsuits, fines, and adverse publicity that could have a material adverse effect on our business, operating results, and financial condition. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules, and regulations may be adopted in the future.

Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs.

Our success and ability to compete depend in part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties may lead to our loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any intellectual property to which we have or may obtain rights may not prevent others from developing and selling competing products. In addition, our intellectual property may be held invalid upon challenge, or others may claim rights in, or ownership of, our intellectual property. Moreover, we may become subject to litigation with parties that claim, among other matters, that we infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming and could result in a material adverse effect on our business, operating results, and financial condition.

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks and trade dress in the United States and other countries. We have also recorded certain of our registered trademarks with customs officials in the United States and other countries. We may be unable to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenges from third parties to our use of our trademarks and brands.

In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements; however, we now require such agreements. As a result, these employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations. In addition, our acquired businesses may not have consistently required their employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Claims by such individuals may affect our business, operating results, and financial condition.

We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and proprietary rights. Other companies also may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell or source products or components or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may prove to be inadequate, and competitors may be able to independently develop similar intellectual property. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.

Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

In the future, we also may need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. This type of litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us.

We face risks relating to our international business that could adversely affect our business, operating results, and financial condition.

Our ability to conduct operations in our existing international markets and to capitalize on growth in new international markets is subject to risks associated with our doing business internationally, including the following:

•	issues related to managing international operations;
•	potentially adverse tax developments;
•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•	currency exchange issues;
•	import and export controls;

•	social, political, and economic instability in the countries in which we operate;
•	local laws and regulations, including those governing labor, product safety, and environmental protection;
•	changes to international treaties and regulations;
•	changes in tariffs, import duties, or import or export restrictions;
•	limitations on our ability to efficiently repatriate cash from our foreign operations;
•	restrictive actions by foreign governments;
•	complications in complying with the laws and policies of the United States affecting the importation of goods, including tariffs, duties, quotas, and taxes;
•	required compliance with U.S. laws that impact our operations in foreign jurisdictions that do not impact local operating companies; and
•	complications in complying with trade and foreign tax laws.

As we source finished products, product components, and raw materials in Asia, a significant disruption of the political or financial systems in countries in that region could put these operations at risk, which could ultimately adversely affect our profitability or operating results.

We face risks associated with international activities, including those related to compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption legislation.

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain finished products and product components from certain countries in Asia and Europe, including China and, to a lesser extent, Taiwan and Myanmar. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations, may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the United States and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.

Increased protectionist tariffs and trade wars could further harm our business.

The federal government has recently put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own.

We are currently subject to tariffs on a significant number of our products. Increases in protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import products, components, and raw materials from foreign suppliers. The United States has imposed and threatened to impose further tariffs on a variety of products and materials imported from various foreign countries. Tariff policies of the United States may result in retaliatory actions by affected countries, potentially resulting in trade wars and increased costs for goods imported into the United States. Any tariffs that result in increased costs or unavailability of imported products or components that we obtain for resale from foreign suppliers or raw materials used in the production of our products could require us to increase the prices of the products we sell or result in lower gross margins on such products if we are unable to increase the price of such products to our customers. Furthermore, increased pricing on these products could lead to lower consumer demand.

These tariffs have the potential to significantly increase the cost of our products. In such a case, we may not be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our operating results, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our operating results, or otherwise harm our business.

Interruptions in the proper functioning of our information systems or other issues with our ERP systems could cause disruption to our operations.

We rely extensively on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. Our current, and any future, disaster recovery measures cannot address all potential contingencies. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, operating results, and financial condition.

Our information technology systems require periodic modifications, upgrades, and replacements that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and have an adverse effect on our business operations if not anticipated and appropriately mitigated.

In conjunction with the Transition Services Agreement that we entered into with our former parent company as part of the Separation, we will continue to utilize the fully integrated ERP system, SAP, that we have been using for several years and which is administered by our former parent company. Any significant change to SAP could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition.

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are planning to transition to a new enterprise resource planning (“ERP”) system, which is currently scheduled to be fully implemented during fiscal 2023. If the implementation of the ERP system does not proceed as expected, it could impede our ability to source products, order materials, generate management reports, and invoice customers. Any of these types of disruptions could result in a major disruption to our business, and any disruption could have a negative effect on our business, operating results, and financial condition. In addition, implementing a new ERP system may require significant resources and refinement to fully realize the expected benefits of the system.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive or confidential corporate data. Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; loss of assets; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. In addition, acquisitions of smaller, closely held companies could increase our risk as they often lack the systems, policies, procedures, and controls of larger companies. Possible impacts associated with cyber security incidents (which generally are increasing in sophistication as well as frequency) may include, among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; lawsuits seeking damages; regulatory actions; and adverse effects on our compliance with applicable privacy and other laws and regulations. Such occurrences could have an adverse effect on our business, operating results, and financial condition.

If our efforts to protect the security of personal information related to any of our customers, consumers, vendors, or employees are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation, and our reputation could suffer.

Our operations involve the storage and transmission of proprietary information related to customers, consumers, vendors, and employees, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, government enforcement action and litigation, and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards, bank account information, identity theft, and merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and as a result, someone obtains unauthorized access to data of our customers, consumers, vendors, or employees, our reputation may be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers and consumers, which could adversely affect our business.

Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor, user, or employee information; cause the loss of valuable business data; or cause a disruption in our business. These events could give rise to unwanted media attention; damage our reputation; damage our customer, consumer, employee, vendor, or user relationships; and result in lost sales, fines, or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could harm our operating results. If we or our independent service providers or business partners experience a breach of systems compromising our customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.

As a distributor of consumer products, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, other laws and agencies regulate certain consumer products sold by us and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly and damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell. We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects. In addition to the risk of substantial monetary judgments, fines, or penalties that may result from any governmental investigations, product liability claims, or regulatory actions, such events could result in negative publicity that could harm our reputation in the marketplace, adversely impact the value of our brands, and result in an increase in the cost of producing our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could result in substantial monetary judgments, injunctions related to the sale of products, and potentially tarnish our reputation.

Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in limited cases, subject to large self-insured retentions for which we are responsible, and we may not be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face potential other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. We spend substantial resources ensuring compliance with governmental and other applicable standards.

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. Under our former parent company, we had substantial, self-insurance for product liability risk. We are now covered under a fully-insured program for product liability risks. We cannot assure you, however, that our future product liability experience will be consistent with our past experience or that claims and awards will not substantially impact the costs of our insurance programs in the future.

We produce or source and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, personal injury claims, and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, such claims could have a material adverse effect on our business. In addition, defects in our products could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

Components used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our finished products and product components from third-party suppliers and may not be able to detect defects in such products or components until after they are sold. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, damage to our reputation, and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition.

Environmental laws and regulations may impact our business.

We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment. In our efforts to satisfy our environmental, health, and safety responsibilities and to comply with all applicable laws and regulations, we maintain policies relating to the environmental, health, and safety standards for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe, based on the information available to us, that we are in substantial compliance with applicable environmental regulations.

We could have contamination on the properties we lease and our operations could cause contamination in the future. As a result, we could incur costs to clean up contamination. Furthermore, we could be subject to future environmental, health, and safety compliance requirements or of the cost of resolution of future regulatory proceedings and claims. Additional or changing environmental health and safety regulation may become burdensome in the future, and any such development could have an adverse effect on us.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile and may continue to be volatile.

The market price of our common stock has fluctuated, and may continue to fluctuate, significantly as a result of a number of factors, including the following:

•	fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•	failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders;
•	changes by securities analysts in their estimates of our future earnings;
•	changes in market valuations or earnings of other companies in our industry;
•	introductions of new products by us or our competitors;
•	announcements by us or our customers, suppliers, or competitors;
•	factors relating to our suppliers, customers, or competitors;
•	consumer spending patterns;
•	changes in laws or regulations that adversely or are perceived to adversely affect our industry or us;
•	general economic, social, political, industry, and stock market conditions;
•	future significant sales of our common stock by our stockholders or the perception in the market of such sales;
•	government policies and recommendations, including tariffs;
•	future issuances of our common stock by us;
•	the size of the public float of our common stock; and
•	the other factors described in these “Risk Factors” and elsewhere in this information statement.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our operating results do not meet their expectations, our stock price could decline.

Provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition of our company that our stockholders may consider favorable. These include provisions that provide for the following:

•

the ability of our Board of Directors to create and issue, without stockholder approval, one or more series of preferred stock having such powers, preferences, and rights, if any, and such qualifications, limitations, and restrictions, if any, as established our Board of Directors;

•	the ability of our Board of Directors to issue a large number of shares of our common stock that are authorized by our Amended and Restated Certificate of Incorporation, but that are not yet issued;
•	the directors elected by the holders of our common stock to be classified;
•	the removal of directors elected by holders of our common stock solely for cause;
•	the removal of any director elected by holders of our common stock solely by 66 2/3% of the voting power of such holders;
•

the filling of vacancies resulting from the death, resignation, disqualification, removal, or other cause of directors elected by the holders of our common stock and newly created directorships created from an increase in the number of such directors solely by our Board of Directors;

•	the amendment of our Amended and Restated Bylaws by our Board of Directors;
•	the amendment of our Amended and Restated Bylaws by our stockholders solely by a vote of 66 2/3% of the voting power thereof;
•	the calling of special meetings of our holders of common stock solely by the Chairperson of our Board of Directors, our President, or our Board of Directors;
•	the taking of action by the holders of our common stock solely at a duly called annual or special meeting of such holders;
•

the amendment of the provisions of our Amended and Restated Certificate of Incorporation providing for (i) the directors elected by the holders of our common stock to be classified (and therefore for the removal of such directors solely for cause), (ii) the removal of directors elected by the holders of our common stock solely by 66 2/3% of the voting power of such holders, (iii) the filling of vacancies with respect to directors elected by the holders of our common stock and newly created directorships created from an increase in the number of such directors solely by our Board of Directors, (iv) the amendment of our Amended and Restated Bylaws by 66 2/3% of the voting power of our stockholders, (v) the calling of special meetings solely by the Chairperson of our Board of Directors, our President, or our Board of Directors, and (vi) the prohibition on the ability of holders of our common stock to act by written consent in lieu of a meeting, in each case, by a vote of 66 2/3% of the voting power of our stockholders;

•

advance notice and other requirements for nominations of candidates for election to our Board of Directors by the holders of our common stock or for proposing matters that can be acted on at annual meetings of the holders of our common stock; and

•	limit our ability to enter into business combinations with interested stockholders, subject to certain exceptions enumerated by Delaware law.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our stockholders’ best interests. These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law may, however, discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.

Pursuant to our Amended and Restated Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the state of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees or our stockholders; (c) any civil action to interpret, apply, or enforce any provision of the General Corporation Law of the state of Delaware, or the DGCL; (d) any civil action to interpret, apply, enforce, or determine the validity of the provisions of our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws; or (e) any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery of the state of Delaware lacks jurisdiction over such action, our Amended and Restated Bylaws, provide that the sole and exclusive forum for such action will be another state or federal court located within the state of Delaware, in all cases, subject to such court having personal jurisdiction over the indispensable parties named as defendants. Our Amended and Restated Bylaws also provide that any person purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of and consented to the foregoing Delaware exclusive forum provisions. Our Amended and Restated Bylaws provide that the foregoing Delaware exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. The Delaware exclusive forum provisions will require our stockholders to bring certain types of actions or proceedings relating to Delaware law in the Court of Chancery of the state of Delaware or another state or federal court in the state of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective, or advantageous to the stockholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by the Delaware exclusive forum provisions.

Your percentage ownership in our company may be diluted in the future.

In the future, your percentage ownership in our company may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions, or otherwise, including equity compensation awards that we grant to our directors, officers and employees under our employee benefits plans. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to create and issue, without the approval of our stockholders, one or more series of preferred stock having such powers, preferences, and rights, if any, and such qualifications, limitations, and restrictions, if any, as established by our Board of Directors. The terms of one or more series of preferred stock that is so created and issued by our Board of Directors may dilute the voting power or reduce the value of our common stock. For example, our Board of Directors could create and issue one or more series of preferred stock having the right to elect one or more of our directors (in all events or on the happening of specified events) and/or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution, or liquidation rights of a series of preferred stock created and issued by our Board of Directors could affect the residual value of the common stock.

Our common stock is and will be subordinate to all of our future indebtedness and any series of preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Risks Related to the Separation

We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and such benefits may be delayed or not occur at all. The Separation was designed to enhance strategic and management focus, provide a distinct investment identity, and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including the following:

•	the Separation has and could continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;

•	following the Separation, we may be more susceptible to economic downturns and other adverse events than if we were still a part of our former parent company;
•

following the Separation, our business will experience a loss of scale and access to certain financial, managerial, and professional resources as well as product and brand power influence and recognition with some customers from which we have benefited in the past; and

•	actions required to separate the respective businesses could disrupt our operations.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.

We have no history operating as an independent company for the periods prior to the Separation, and our historical financial information is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information prior to the Separation included in this Annual Report on Form 10-K was derived from our former parent company’s consolidated financial statements and accounting records and are not necessarily indicative of our future operating results, financial condition, or cash flows, nor do they reflect what our operating results, financial condition, or cash flows would have been as an independent public company during the periods presented. In particular, the historical financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future operating results, financial condition, or cash flows.

We have historically operated within our former parent company, and there are risks associated with our separation from our former parent company.

We have historically operated within our former parent company, and a number of aspects of our current relationship with our former parent company have changed as a result of our separation from our former parent company. For example, if the Trademark License Agreement with our former parent company is not renewed after its initial five-year term as a result of our failure to meet the performance metric or following the tenth year as a result of our failure to agree with our former parent company about a continuation, we will not be able to use certain our former parent company trademarks in connection with our business, including on our products or promotional materials. In addition, some of our customers, landlords, vendors, and other contract counterparties may have contracted with us because we were part of our former parent company and we may have difficulty marketing our products or obtaining favorable terms in our leases and other contractual arrangements in the future as a result of our separation from our former parent company. We license Smith & Wesson®, M&P®, Thompson/Center Arms™, and Performance Center®, all of which are owned by our former parent company.

We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports, and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest to occur of the following: (i) the last day of the fiscal year following the fifth anniversary of the Distribution; (ii) the last day of the fiscal year with at least  $1.07 billion in annual revenue; (iii) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1 billion of non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on exemptions from certain disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

In addition, as our business grows, we may cease to satisfy the conditions of an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We are currently evaluating and monitoring developments with respect to these rules, and we may not be able to take advantage of all of the benefits from the JOBS Act.

We will incur increased costs as a result of becoming an independent public company, particularly after we are no longer an “emerging growth company.”

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and Nasdaq. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley.

We may incur additional significant costs to create the independent corporate infrastructure necessary to operate as an independent public company.

Our former parent company historically performed many important corporate functions for us, including internal audit, finance, accounting, tax, human resources, information technology, litigation management, real estate, environmental, and public affairs. The costs of these services were allocated to us, prior to the Separation, based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net sales, costs of goods sold, or square footage, as applicable. Following the Separation, our former parent company has continued to provide some of these services to us on a transitional basis, for a period of up to two years following the Distribution Date pursuant to a Transition Services Agreement that we will enter into with our former parent company. our former parent company may not successfully perform all of these functions during the transition period, and we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, operating results, and financial condition.

In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical financial statements that were incurred as a business segment of our former parent company. We have incurred costs immediately following the Separation to establish the necessary infrastructure. A significant increase in the cost of performing or outsourcing these functions could materially and adversely affect our business, operating results, and financial condition.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.

In accordance with Section 404 of Sarbanes-Oxley, our management will eventually be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls while we remain an emerging growth company. When applicable, this process will require significant documentation of policies, procedures, and systems; review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm; and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, suspension or delisting of our common stock from Nasdaq, and a material adverse effect on our business, operating results, and financial condition.

While we were a wholly owned subsidiary of our former parent, our former parent identified a material weakness in its internal control over financial reporting in fiscal 2020 related to the income tax treatment associated with goodwill impairment.  Control activities were not designed or maintained over the preparation and review of the goodwill impairment analysis, including our former parent’s accounting for the related income tax treatment and review of third-party experts’ work product.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weakness, our former parent concluded that its internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  The material weakness did not result in any identified misstatements to our former parent’s financial statements, and there were no changes to previously issued financial results.  Our former parent completed their remediation plan designed to address this material weakness and has announced that the material weakness identified as of April 30, 2020 has been eliminated as of April 30, 2021.  However, our former parent cannot guarantee that it will not have a material weakness in the future.  If additional material weaknesses in its internal control are discovered or occur in the future, its financial statements may contain material misstatements and it could be required to restate its financial statements.  We cannot guarantee that we will not have a material weakness in our own internal controls in the future.  If we experience any material weakness in our internal controls in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.

In connection with the Separation, we and our former parent company indemnified each other for certain liabilities, we may need to divert cash to meet those obligations if we are required to act under these indemnities to our former parent company, and our former parent company may not be able to satisfy its indemnification obligations to us in the future.

Pursuant to the Separation and Distribution Agreement and other agreements with our former parent company, our former parent company has agreed to indemnify us for certain liabilities and we have agreed to indemnify our former parent company for certain liabilities. Payments that we may be required to provide under indemnities to our former parent company are not subject to any cap, may be significant, and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for the liabilities that our former parent company has agreed to retain and, under certain circumstances, we may be subject to continuing contingent liabilities of our former parent company following the Separation that arise relating to the operations of the outdoor products and accessories business during the time that it was a business segment of our former parent company prior to the Separation, such as certain tax liabilities that relate to periods during which taxes of the outdoor products and accessories business were reported as a part of our former parent company; liabilities retained by our former parent company that relate to contracts or other obligations entered into jointly by the outdoor products and accessories business and our former parent company’s firearm business; post-employment liabilities, including unfunded liabilities, that apply to our former parent company, including the outdoor products and accessories business; environmental liabilities related to sites at which both our former parent company and the outdoor products and accessories business operated; and liabilities arising from third-party claims in respect of contracts in which both our former parent company and the outdoor products and accessories business supply goods or provide services.

Our former parent company has agreed to indemnify us for such contingent liabilities. While we have no reason to expect that our former parent company will not be able to support its indemnification obligations to us, our former parent company may not be able to fully satisfy its indemnification obligations or that such indemnity obligations will be sufficient to cover our liabilities for matters which our former parent company has agreed to retain, including such contingent liabilities. Moreover, even if we ultimately succeed in recovering from our former parent company any amounts for which we are indemnified, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, operating results, and financial condition.

In connection with the Separation, we only have limited access to the insurance policies maintained by our former parent company for events occurring prior to the Separation, our former parent company’s insurers may deny or attempt to deny coverage to us under such policies, and we may not be able to obtain insurance coverage following the Separation on terms that justify its purchase, and any such insurance may not be adequate to offset costs associated with certain events.

In connection with the Separation, we entered into agreements with our former parent company to address various matters associated with the Separation, including insurance coverage. The Separation and Distribution Agreement provides that following the Separation, we will no longer have insurance coverage under our former parent company insurance policies in connection with events occurring before, as of, or after the Separation, other than coverage for (i) events occurring prior to the Separation and covered by occurrence-based policies of our former parent company as in effect as of the Separation and (ii) events or acts occurring prior to the Separation and covered by claims-made policies of our former parent company for which a claim was received prior to the Separation. However, after the Separation, our former parent company’s insurers may deny or attempt to deny coverage to us for losses associated with occurrences or claims made prior to the Separation. Accordingly, we may be required to temporarily or permanently bear the costs of such lost coverage. Although we have insurance policies in place that cover certain, but not all, hazards that could arise from our operations, and we may not be able to maintain such coverage or that such coverage will be adequate to protect us from costs incurred with certain events. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on our business, operating results, and financial condition.

If the Transfer and the Distribution do not qualify as a transaction that is tax-free for U.S. federal income tax purposes, our former parent company and/or holders of our former parent company common stock could be subject to significant tax liability and we may be required to indemnify our former parent company, and the obligation to make a payment on this indemnification obligation could have a material adverse effect on us.

It is intended that the transactions related to the Separation will qualify as a tax-free transaction under Section 368(a)(1)(D) and Section 355 of the Code. The Internal Revenue Service, or the IRS, could determine that the transactions related to the Separation should be treated as a taxable transaction for U.S. federal income tax purposes.

Even if the transactions related to the Separation otherwise qualify under Section 368(a)(1)(D) and Section 355 of the Code, the distribution related to the Separation could result in a material U.S. federal income tax liability to our former parent company (but not to holders of our former parent company common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of our former parent company or in the stock of our company (or any successor corporation) as part of a plan or series of related transactions that includes the distribution related to the Separation.

If the transactions related to the Separation fail to qualify for tax-free treatment for any reason, our former parent company and/or holders of our former parent company common stock could be subject to substantial U.S. taxes as a result of the transactions related to the Separation and we could incur significant liabilities under applicable law or as a result of the Tax Matters Agreement. If the transactions related to the Separation are not so treated or are taxable to our former parent company due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the Tax Matters Agreement, we will generally be required to indemnify our former parent company for all tax-related losses suffered by our former parent company. In addition, we will not control the resolution of any tax contest relating to taxes suffered by our former parent company in connection with the Separation and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the Tax Matters Agreement. In the event that our former parent company suffers tax-related losses in connection with the Separation that must be indemnified by us under the Tax Matters Agreement, the indemnification liability could have a material adverse effect on our business, operating results, and financial condition.

We are subject to significant restrictions on our actions following the Separation in order to avoid triggering significant tax-related liabilities.

The Tax Matters Agreement generally will prohibit us from taking certain actions that could cause the Transfer and the Distribution to fail to qualify as tax-free transactions, including the following:

•

during the two-year period following the Distribution Date (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;

•	during the two-year period following the Distribution Date, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);
•	during the two-year period following the Distribution Date, we may not liquidate or merge, consolidate, or amalgamate with any other person;
•

during the two-year period following the Distribution Date, we may not sell or otherwise dispose of more than 30% of our consolidated gross assets or more than 30% of the gross assets of the outdoor products and accessories business;

•

during the two-year period following the Distribution Date, we may not purchase any of our common stock, other than pursuant to certain open-market repurchases of less than 20% of our common stock (in the aggregate);

•

during the two-year period following the Distribution Date, we may not amend our certificate of incorporation (or other organizational documents) or take any other action affecting the voting rights of our common stock; and

•

more generally, we may not take any action that could reasonably be expected to cause the Transfer and the Distribution to fail to qualify as tax-free transactions for U.S. federal income tax purposes.

If we take any of the actions above and such actions result in tax-related losses to our former parent company, we generally will be required to indemnify our former parent company for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings, or other transactions that may otherwise be in our best interests. In addition, our potential indemnity obligation to our former parent company might discourage, delay, or prevent a change of control that our stockholders may consider favorable.

Our accounting systems and resources may not be robust enough to meet the financial reporting and other requirements to which we will be subject following the Separation.

Prior to the Separation, our financial results were included within the consolidated results of our former parent company, and we were not directly subject to reporting and other requirements of the Exchange Act. These and other obligations will place significant demands on our management, administrative, and operational resources, including information technology resources. To comply with these requirements, we anticipate that we will need to duplicate information technology infrastructure and hire additional information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to independent public companies could be impaired and our business could be harmed.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2021.  All the properties listed below are leased.  In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility
Columbia, Missouri	Corporate Office & Warehouse
Wilsonville, Oregon	Office & Warehouse
Chicopee, Massachusetts	Administrative Office
Shenzhen, Peoples Republic of China	Office

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 15 to our consolidated and combined financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “AOUT.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

On July 6, 2021, there were 226 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be made at the discretion of our Board of Directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, the terms of our outstanding indebtedness, and any other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total stockholder returns for the period from August 24, 2020 (the effective date of the registration of AOUT Common Stock) to April 30, 2021 for (i) our common stock; (ii) the Russell 2000 Index; (iii) the S&P 500 Index. The graph assumes an investment of $100 on August 25, 2020 (first day of trading activity) through the last trading day of fiscal 2021. The calculation of cumulative stockholder return on the Russell 2000 Index and the S&P 500 Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF EIGHT-MONTH CUMULATIVE TOTAL RETURN

Among American Outdoor Brands, Inc., The Russell 2000 Index,

and The S&P 500 Index

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Repurchases of Common Stock

As of April 30, 2021, we had no authorized share repurchase programs. We did not repurchase any shares of our common stock during fiscal 2021.

Item 6. RESERVED

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated and combined financial statements and the related notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2021 and 2020. The comparison of, and changes between, the fiscal years ended April 30, 2020 and 2019 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form 10 for the fiscal year ended April 30, 2020 filed with the SEC on July 2, 2020, as amended by Amendment No.1, filed on July 13, 2020.

Background

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent company, completed the spin-off of its outdoor products and accessories business to us, or the Separation. The Separation was effected through the transfer of all of the assets and legal entities, subject to any related liabilities, associated with its outdoor products and accessories business to us, or the Transfer, and the distribution of all the outstanding shares of our common stock to the holders of the common stock of our former parent company, or the Distribution, as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date.

As a result of the Distribution, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent. For those periods prior to the Separation, the combined financial statements were prepared on a “carve-out” basis as described below.

We operate as one reporting segment. We analyze revenue streams in various ways, including class of trade, brands, and customer channels. However, this information does not include a full set of discrete financial information.

Basis of Presentation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for the period from August 24, 2020 through April 30, 2021 are consolidated financial statements based on the reported results of our company as a standalone company. Accordingly, the period subsequent to the Separation in fiscal 2021 included consolidated and combined financial statements, while all prior periods included combined financial statements.

Prior to the Separation, we operated as part of our former parent and not as a standalone company. The accompanying combined financial statements, prior to the Separation, were prepared in connection with the Separation and were derived from the consolidated financial statements and accounting records of our former parent. The combined financial statements, prior to the Separation, reflect our historical financial position, results of operations, and cash flows as they were historically managed in accordance with accounting principles generally accepted in the United States, or GAAP.

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

In fiscal 2020, our former parent began operating a new distribution facility in Columbia, Missouri, which involved shared distribution expenses between our former parent and us. In addition to the portion of our former parent’s corporate expenses allocated to us prior to the Separation, a portion of our former parent’s total distribution expenses was allocated to us. These expense allocations included selling, distribution, inventory management, warehouse, and fulfillment services provided by our former parent and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $2.7 million for such corporate expenses, which were included within general and administrative expenses in our consolidated and combined statements of operations and comprehensive income/(loss). During fiscal 2020, we were allocated $8.7 million for such corporate expenses. For the period prior to the Separation in fiscal 2021, we were also allocated $1.9 million of such distribution expenses, which were included within our cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). During fiscal 2020, we were allocated $8.2 million of distribution expenses.

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

Fiscal 2021 Highlights

Our operating results for fiscal 2021 included the following:

•	Net sales were $276.7 million, an increase of $109.3 million, or 65.3%, over the prior fiscal year, reflecting increased net sales in both our e-commerce channels and our traditional channels.
•	Gross margin was 45.8%, an increase of 340 basis points over the prior fiscal year.
•	Net income was $18.4 million, or $1.29 per diluted share, compared with net loss of $96.2 million, or $(6.88) per diluted share, for the prior fiscal year.
•

Non-GAAP Adjusted EBITDAS was $47.3 million, compared with $12.3 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

•

On August 24, 2020, we entered into a new five-year financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all the assets of our company with available borrowings determined by a borrowing base calculation. The revolving line includes an option to increase the credit commitment for an additional $15.0 million.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated and combined net sales for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$276,687	$167,379	$109,308	65.3%
Cost of sales	149,859	96,363	53,496	55.5%
Gross profit	$126,828	$71,016	$55,812	78.6%
% of net sales (gross margin)	45.8%	42.4%

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$108,726	$54,316	$54,410	100.2%
Traditional channels	167,961	113,063	54,898	48.6%
Total net sales	$276,687	$167,379	$109,308	65.3%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$267,573	$160,905	$106,668	66.3%
International net sales	9,114	6,474	2,640	40.8%
Total net sales	$276,687	$167,379	$109,308	65.3%

Fiscal 2021 Net Sales Compared with Fiscal 2020

Net sales increased $109.3 million, or 65.3%, over the prior fiscal year, primarily because of higher demand for the majority of our products, which we believe was driven by increased consumer interest in self-protection, indicated by total adjusted background checks as reported to the National Instant Check System, or NICS, that suggests approximately eight million new consumers entered the firearm market in calendar 2020, as well as by increased participation in outdoor activities, such as hunting, camping, and fishing. Our initiative to migrate certain retail customers away from “bulk buy” ordering, which is typically discounted, to a more balanced approach to order replenishment had a favorable impact on net sales and order cadence. In addition, a portion of the increased sales were from strong channel inventory replenishment, new products, and sales to certain strategic retailers that purchased certain slower moving inventory at discounted prices during fiscal 2021. There were also several factors, which we believe were related to the COVID-19 pandemic, such as increased participation in outdoor recreation activities driven by state-mandated travel restrictions, increased retail foot traffic after the reopening of retail locations that were previously ordered to be closed at the end of fiscal 2020, and our ability to replenish retailer inventory after non-essential product orders were halted in our fourth fiscal quarter last year that had a positive impact on our net sales for fiscal 2021. We also believe our investments in our logistics and e-commerce structure have enabled us to respond effectively to increased demand for our products. Net sales in our e-commerce channel increased $54.4 million, or 100.2%, over the prior fiscal year, which we believe resulted from a shift in consumer preference to online purchasers during the current period and increased sales in our own direct-to-consumer business. Net sales in our traditional channels increased $54.9 million, or 48.6%, over the prior fiscal year because of increased consumer interest and the impact of COVID-19 on retail locations after they have reopened, as mentioned above. In addition, feedback from certain of our large retail customers seems to indicate significant growth over the prior fiscal year, reflecting strong consumer demand for our products in the channel. The increase in net sales was partially offset by lower sales to our former parent company and a decline in sales of our branded camping accessory products as a result of an acceleration of one large retail customer’s strategy towards its own private label brand that began in October 2019. Our second fiscal quarter 2021 represented the final quarter in which this comparison occurred.

New products, defined as any new SKU introduced over the prior two fiscal years, represented 35.4% of net sales for fiscal 2021. We have a history of introducing approximately 250 to 350 new SKUs each year, the majority of which are introduced late in our third fiscal quarter.

Our order backlog as of April 30, 2021 was $15.2 million, or $13.4 million higher than at the end of fiscal 2020. The increase in backlog was a result of the timing of our physical inventory count at the end of our fiscal year that reduced the number of shipping days in our fourth quarter, as well as constraints in our supply chain related to port congestion and other factors late in fiscal 2021. Although we generally fulfill the majority of our order backlog, we allow orders received which have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

As mentioned above, we believe our fiscal 2021 net sales have increased as a result of several factors related to the COVID-19 pandemic that have resulted in increased participation in outdoor activities, such as hunting, camping, and fishing as well as increased demand driven by increased consumer interest in self-protection. We also believe that increased demand will continue in fiscal 2022. In addition, we anticipate higher inventory and logistics costs in fiscal 2022, which has in turn caused us to increase our prices on our products in fiscal 2022.

Fiscal 2021 Cost of Sales and Gross Profit Compared with Fiscal 2020

Gross margin for fiscal 2021 increased 340 basis points over the prior fiscal year. Gross margins increased 830 basis points primarily because of favorable product mix and lower promotional expenses driven by increased product demand. These increases were partially offset by a 470 basis points decline as a result of writing down a portion of inventory to net realizable value, our sales of slower moving inventory to strategic retailers at a discount that generated lower gross margins, and tariff costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$5,378	$4,995	$383	7.7%
Selling, marketing, and distribution	56,773	38,596	18,177	47.1%
General and administrative	41,182	41,292	(110)	-0.3%
Impairment of long-lived assets	—	98,929	(98,929)	-100.0%
Total operating expenses	$103,333	$183,812	$(80,479)	-43.8%
% of net sales	37.3%	109.8%

Fiscal 2021 Operating Expenses Compared with Fiscal 2020

Excluding the impact of the goodwill impairment charge in fiscal 2020, operating expenses increased $18.5 million over fiscal 2020. Research and development expenses increased $383,000, primarily as a result of increased compensation-related expenses, employee-related expenses, and consulting expenses over the prior fiscal year. Selling, marketing, and distribution expenses increased $18.2 million, partially as a result of $4.1 million of increased co-op advertising and commission expenses related to certain strategic customers that are generally calculated as a percentage of net sales, $2.4 million of increased costs related to e-commerce advertising, brand awareness initiatives, and website launches; $3.8 million of increased distribution labor costs to increase shipping capacity; and $3.3 million of increased freight expense from increased freight costs and shipments to customers during fiscal 2021. General and administrative expenses decreased $110,000, primarily due to $2.6 million of lower acquired intangible asset amortization, and $1.0 million of facility consolidations, partially offset by higher variable compensation-related expenses.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income/(loss) for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income/(loss)	$23,495	$(112,796)	$136,291	-120.8%
% of net sales (operating margin)	8.5%	-67.4%

Fiscal 2021 Operating Income/(Loss) Compared with Fiscal 2020

Excluding the impact of the fiscal 2020 goodwill impairment, operating income/(loss) increased $37.4 million over the prior fiscal year. Operating income/(loss) increased primarily because of increased sales volumes and increased gross margin, offset by increased operating expenses as described above.

Interest Income/(Expense), Net

The following table sets forth certain information regarding interest income/(expense), net for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest income/(expense), net	$300	$4,963	$(4,663)	-94.0%

Interest income/(expense), net decreased $4.7 million from the prior fiscal year because of lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense/(benefit)	$5,887	$(11,653)	$17,540	-150.5%
% of income/(loss) from operations (effective tax rate)	24.2%	10.8%

We recorded an income tax expense of $5.9 million for fiscal 2021 compared with an income tax benefit of $11.7 million for fiscal 2020, primarily because of increased operating profit. The effective tax rates were 24.2% and 10.8% for fiscal 2021 and 2020, respectively. Excluding the impact of the non-cash goodwill impairment charge in fiscal 2020, our effective tax rate for the fiscal year ended April 30, 2020 was 17.4%.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income/(loss)	$18,405	$(96,201)	$114,606	-119.1%
Net income/(loss) per share
Basic	$1.31	$(6.88)	$8.19	-119.0%
Diluted	$1.29	$(6.88)	$8.17	-118.8%

Fiscal 2021 Net Income/(Loss) Compared with Fiscal 2020

Excluding the impact of goodwill impairment for fiscal 2020, net income increased $15.7 million or $1.09 per diluted share, over the prior fiscal year, primarily because of a combination of favorable product mix and lower promotional expenses driven by increased product demand, favorable manufacturing fixed cost absorption, and lower acquisition related amortization expense.

For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. Our former parent distributed 13,975,104 shares of our common stock, par value $0.001 per share, to its stockholders of record as of the Record Date. We utilize this share amount for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by our former parent prior to the Separation. These shares are treated as issued and outstanding at April 30, 2020 for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as we had no stock-based awards outstanding prior to the Separation.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended April 30,
	2021	2020

GAAP net income/(loss)	$18,405	$(96,201)
Interest expense	111	—
Income tax expense/(benefit)	5,887	(11,653)
Depreciation and amortization	19,827	23,639
Related party interest income	(424)	(4,963)
Stock compensation	2,910	850
Goodwill impairment	—	98,929
Product recall	—	(180)
Transition costs	264	1,580
COVID-19 costs	223	299
Other	125	—
Non-GAAP Adjusted EBITDAS	$47,328	$12,300

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

We had $60.8 million of cash equivalents on hand as of April 30, 2021 and had $234,000 in cash and cash equivalents on hand as of April 30. 2020.

We expect to utilize our cash flows to continue to invest in our brands, including research and development of new product initiatives, talent and infrastructure, including the implementation of our independent enterprise resource planning systems, which we estimate will cost approximately $8.0 million, and growth strategies, including any potential acquisitions, and to repay any indebtedness we may incur over time.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$33,320	$8,447	$24,873	294.5%
Investing activities	(4,181)	(1,863)	(2,318)	124.4%
Financing activities	31,428	(6,512)	37,940	-582.6%
Total cash flow	$60,567	$72	$60,495	84020.8%

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash generated by operating activities was $33.3 million for fiscal 2021 compared with $8.4 million for the prior fiscal year. Cash generated by operating activities for fiscal 2021 was favorably impacted by $18.4 million of net income as well as $7.9 million of increased payroll, management incentive, and profit sharing accruals, $7.6 million of higher accounts payable due to timing of payments and inventory shipments, and $3.7 million of higher sales volume variable expense accruals, offset by $7.2 million increased accounts receivable due to higher net sales and timing of shipments, and $14.3 million of increased inventory as a result of a planned inventory build in anticipation of new product introductions and to service anticipated increased demand for our products.

Our inventory increased during fiscal 2021, primarily because of a planned inventory build to support the anticipation of new product introductions and additional planned purchases to help mitigate potential future supply chain disruptions. Items impacting our inventory also include increased sales and improved order cadence, which improved inventory turns; increased sales of slow-moving inventory to certain strategic retailers; and a write down of slow moving or excess inventory items to net realizable value. It is possible that worsening of conditions or increased fears of a pandemic could have a renewed and prolonged effect on manufacturing or employment in China, travel to and from China, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause delays at various U.S. ports, which could delay the timing of receipt of our products. Therefore, we expect inventory to increase in our first quarter of fiscal 2022 because of a planned inventory build in anticipation of new product introductions combined with our focus on introducing higher priced new products. In addition, we anticipate increased material and logistics costs in fiscal 2022. Based on this, we expect increased inventory values and additional planned purchases to help mitigate potential future supply chain disruptions and price increases.

Investing Activities

Cash used in investing activities was $4.2 million in fiscal 2021 compared with a cash usage of $1.9 million in the prior fiscal year. This increase was mostly due to the fact that we recorded capital expenditures of $3.6 million for fiscal 2021, which was $2.1 million higher than the prior fiscal year. That increase was because of higher expenditures for product tooling and other one-time costs related to the separation of logistics from our former parent company.

Financing Activities

Cash provided by financing activities was $31.4 million in fiscal 2021 compared with a cash usage of $6.5 million in the prior fiscal year. This increase was because of changes in net transfers from our former parent company and the $25.0 million cash capital contribution from our former parent company as part of the Separation.

Credit Facility

On August 24, 2020, we entered into a new five-year financing arrangement in anticipation of the Separation, consisting of a $50 million revolving line of credit secured by substantially all our assets, maturing five years from the start date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of April 30, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining the LIBOR Rate, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of April 30, 2021, we had no borrowings under the revolving line of credit. If we would have had borrowings at April 30, 2021, those borrowings would have borne interest at approximately 1.93%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2021 or 2020. However, we have been impacted by changes in prices of finished product inventory from our suppliers and logistics.

We have a strategic sourcing and pricing strategy to mitigate risk from finished product prices from our suppliers and logistics cost fluctuations. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape, and our financial results. If our sourcing and pricing strategy is unable to offset impacts of the finished product prices from our suppliers and logistics cost fluctuations, our future results from operations and cash flows would be materially impacted.

Critical Accounting Estimates

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance. The revenue recognized for the sale of our products reflect various sales adjustments for discounts, returns, allowances, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require us to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future.

Valuation of Goodwill and Long-lived Intangible Assets

We test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.

As of our valuation date in fiscal 2021, we had $64.3 million of goodwill. During the annual impairment review process, we have the option to first perform a qualitative assessment, commonly referred to as “step zero”, over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment as of February 1, 2021, and concluded there were no indicators of impairment.

If the qualitative step zero analysis indicates that its more likely than not that the fair value is less than the carrying value, we will perform a step one analysis. When we perform a step one analysis to assess the recoverability of our goodwill, we determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. The impairment test compares the fair value of our operating unit to its carrying amounts to assess whether impairment is present. We estimate the fair value of our operating unit using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating unit. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value.

On March 23, 2020, we determined that our business was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, and COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Given the extreme market volatility, we relied solely on the income approach to derive the current value of our business. Based on these factors, we expected reduced cash flows in our business, and we believed this constituted a triggering event under generally accepted accounting principles. Based on the results of this evaluation, we recorded an $98.9 million non-cash impairment of goodwill during our fourth quarter of fiscal 2020.

Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations. The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 10 - Fair Value Measurement of the consolidated and combined financial statements, due to the significance of unobservable inputs developed using company-specific information.

We evaluate the recoverability of long-lived intangible assets on an annual basis on February 1 or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Inventories

We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method, or net realizable value. We evaluate quantities that make up our current inventory against past and future demand and market conditions to determine excess or slow-moving inventory that may be sold below cost. For each product category, we estimate the market value of the inventory comprising that category based on current and projected selling prices. If the projected market value is less than cost, we will record a provision adjustment to reflect the lower value of the inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The projected market value of the inventory may decrease because of consumer preferences or loss of key contracts, among other events.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated and combined financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2021 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	40,778	3,132	7,094	2,005	28,547
Purchase obligations	83,734	83,734	—	—	—
Total obligations	$124,512	$86,866	$7,094	$2,005	$28,547

(1)

Operating lease obligations represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included above. Our operating lease obligations are net of $1.2 million of expected future sublease income.

(2)

Purchase obligations represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2021 related to inventory purchases. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.

As of April 30, 2021, we have no borrowings on our revolving line of credit. We are required to make interest payments for the unused portion of our revolving line of credit in accordance with the financing arrangement. Future unused loan fee obligations are not included above, which could accumulate to approximately $160,000 per year, under certain circumstances, until the maturity date in fiscal 2026.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support or that engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected in our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $50.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. As of April 30, 2021, we had no borrowings outstanding under the revolving line of credit.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, we have concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as our internal control our financial reporting is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as we are not required to formally attest to the effectiveness of our internal controls while we remain an emerging growth company.

Inherent Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and we are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated and Combined Financial Statements are listed in the Index to Consolidated and Combined Financial Statements on page F-1 of this report.

(b) Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

2.1		Separation and Distribution Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	2.1	8/26/2020

3.1		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2		Amended and Restated Bylaws	8-K	3.2	8/26/2020

4.2	#	Description of Securities

10.1	*	Transition Services Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.1	8/26/2020

10.2	*	Tax Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.2	8/26/2020

10.3	*	Employee Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.3	8/26/2020

10.4	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant	8-K	10.4	8/26/2020

10.5	*	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and the Registrant	8-K	10.5	8/26/2020

10.6	*	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.6	8/26/2020

10.7	*	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.7	8/26/2020

10.8	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.9	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.10	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.10	8/26/2020

10.11	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.12	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.13	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.14	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.15		Form of Indemnification Agreement entered into between the Registrant and the following directors and executive officers: As of August 24,2020 with Brian D. Murphy, H. Andrew Fulmer, Mary E. Gallagher, Gregory J. Gluchowski, Jr., Barry M. Monheit, and I. Marie Wadecki	8-K	10.15	8/26/2020

10.16		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

23.2	#	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

+	Management contract or compensatory arrangement.

#	Filed herewith

##	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC.
/s/ Brian D. Murphy
Brian D. Murphy President and Chief Executive Officer

Date: July 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President and Chief Executive Officer (Principal Executive Officer)	July 15, 2021
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	July 15, 2021
H. Andrew Fulmer
/s/ Barry M. Monheit	Chairman of the Board	July 15, 2021
Barry M. Monheit

/s/ Mary Gallagher	Director	July 15, 2021
Mary Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	July 15, 2021
Gregory J. Gluchowski, Jr.

/s/ I. Marie Wadecki	Director	July 15, 2021
I. Marie Wadecki

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Outdoor Brands, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2021, and the related consolidated and combined statements of operations and comprehensive income/(loss), equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, and the results of its operations and its cash flows for the year ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Hartford, Connecticut

July 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of American Outdoor Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheet of American Outdoor Brands, Inc., formerly the Outdoor Products & Accessories Business of Smith & Wesson Brands, Inc. (the "Company") as of April 30, 2020, the related combined statements of income/(loss), comprehensive income/(loss), cash flows, and equity, for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to adoption of ASU, 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards   of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

July 1, 2020

We began serving as the Company's auditor in 2020. In 2020 we became the predecessor auditor.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of:
	April 30, 2021	April 30, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,801	$234
Accounts receivable, net of allowance for credit losses of $119 on April 30, 2021 and $448 on April 30, 2020	42,261	35,096
Inventories	74,296	59,999
Prepaid expenses and other current assets	2,324	3,244
Income tax receivable	149	104
Total current assets	179,831	98,677
Property, plant, and equipment, net	10,992	9,677
Intangible assets, net	53,643	69,152
Goodwill	64,315	64,315
Right-of-use assets	25,375	2,772
Deferred income taxes	6,683	3,580
Other assets	424	242
Total assets	$341,263	$248,415
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,021	$8,936
Accrued expenses	9,843	7,655
Accrued payroll and incentives	6,774	3,249
Lease liabilities, current	1,771	1,324
Accrued profit sharing	1,933	217
Total current liabilities	36,342	21,381
Lease liabilities, net of current portion	24,780	2,830
Other non-current liabilities	236	106
Total liabilities	61,358	24,317
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,059,440 shares issued and outstanding on April 30, 2021	14	—
Former net parent company investment	—	224,098
Additional paid in capital	265,362	—
Retained earnings	14,529	—
Total equity	279,905	224,098
Total liabilities and equity	$341,263	$248,415

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended April 30,
	2021	2020	2019
	(In thousands, except per share data)
Net sales (including $2.4 million of related party sales for the four months of our fiscal year 2021 prior to the Separation, and $15.1 million and $17.5 million of related party sales for fiscal year 2020 and 2019, respectively)	$276,687	$167,379	$177,363
Cost of sales	149,859	96,363	93,889
Gross profit	126,828	71,016	83,474
Operating expenses:
Research and development	5,378	4,995	4,859
Selling, marketing, and distribution	56,773	38,596	31,955
General and administrative	41,182	41,292	50,329
Goodwill impairment	—	98,929	10,396
Total operating expenses	103,333	183,812	97,539
Operating income/(loss)	23,495	(112,796)	(14,065)
Other income/(expense), net:
Other income/(expense), net	497	(21)	54
Interest income/(expense), net	300	4,963	5,224
Total other income/(expense), net	797	4,942	5,278
Income/(loss) from operations before income taxes	24,292	(107,854)	(8,787)
Income tax expense/(benefit)	5,887	(11,653)	734
Net income/(loss)/comprehensive income/(loss)	$18,405	$(96,201)	$(9,521)
Net income/(loss) per share:
Basic	$1.31	$(6.88)	$(0.68)
Diluted	$1.29	$(6.88)	$(0.68)
Weighted average number of common shares outstanding:
Basic	13,997	13,975	13,975
Diluted	14,225	13,975	13,975

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock		Former Net Parent	Additional	Retained	Total
(In thousands)	Shares	Amount	Company Investment	Paid-In Capital	Earnings	Equity
Balance at April 30, 2018	—	$—	$331,335	$—	$—	$331,335
Impact of adoption of accounting standard update	—	—	(430)	—	—	(430)
Net loss	—	—	(9,521)	—	—	(9,521)
Net transfers from former Parent	—	—	3,230	—	—	3,230
Balance at April 30, 2019	—	$—	$324,614	$—	$—	$324,614
Net loss	—	—	(96,201)	—	—	(96,201)
Net transfers to former Parent	—	—	(4,315)	—	—	(4,315)
Balance at April 30, 2020	—	$—	$224,098	$—	$—	$224,098
Net income	—	—	3,876	—	14,529	18,405
Stock-based compensation	—	—	—	2,486	—	2,486
Shares issued under employee stock purchase plan	35	—	—	386	—	386
Issuance of common stock under restricted stock unit awards, net of tax	49	—	—	(33)	—	(33)
Net transfers from former Parent	—	—	34,563	—	—	34,563
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,537)	262,523	—	—
Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	$279,905

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$18,405	$(96,201)	$(9,521)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	19,827	23,639	24,990
Loss on sale/disposition of assets	107	819	113
Provision for losses on accounts receivable	(48)	688	33
Impairment of long-lived tangible assets	—	720	—
Goodwill impairment	—	98,929	10,396
Deferred income taxes	(3,103)	(12,499)	(2,816)
Change in fair value of contingent consideration	—	—	(60)
Stock-based compensation expense	2,910	850	2,274
Changes in operating assets and liabilities:
Accounts receivable	(7,117)	(8,763)	135
Inventories	(14,297)	942	(18,358)
Prepaid expenses and other current assets	(1,042)	(250)	(1,629)
Income taxes	(45)	(132)	82
Accounts payable	7,632	12	(1,473)
Accrued payroll and incentives	4,751	(1,397)	2,159
Right of use assets	1,337	939	—
Accrued profit sharing	1,716	(61)	161
Accrued expenses	3,691	1,434	(2,471)
Other assets	9	(55)	9
Lease liabilities	(1,543)	(1,146)	—
Other non-current liabilities	130	(21)	(211)
Net cash provided by operating activities	33,320	8,447	3,813
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(1,772)
Payments to acquire patents and software	(558)	(383)	(863)
Payments to acquire property and equipment	(3,623)	(1,480)	(1,889)
Net cash used in investing activities	(4,181)	(1,863)	(4,524)
Cash flows from financing activities:
Net transfers from/(to) former Parent	31,485	(6,512)	873
Cash paid for debt issuance costs	(410)	—	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	386	—	—
Payment of employee withholding tax related to restricted stock units	(33)	—	—
Net cash provided by/(used in) financing activities	31,428	(6,512)	873
Net increase in cash and cash equivalents	60,567	72	162
Cash and cash equivalents, beginning of period	234	162	—
Cash and cash equivalents, end of period	$60,801	$234	162
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$111	$—	$—
Income taxes	$7,951	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2021	2020	2019
	(In thousands)
Purchases of property and equipment included in accounts payable	$254	$54	$—
Non-cash transfers to/from former Parent	1,398	—	—
Changes in right of use assets for operating lease obligations	23,940	3,369	—
Changes in lease liabilities for operating lease obligations	23,940	4,449	—

The accompanying notes are an integral part of these consolidated and combined financial statement

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

Background

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent company, completed the spin-off of its outdoor products and accessories business to us, or the Separation. The Separation was effected through the transfer of all of the assets and legal entities, subject to any related liabilities, associated with its outdoor products and accessories business to us, or the Transfer, and the distribution of all the outstanding shares of our common stock to the holder of the common stock of our former parent company, or the Distribution, as of the close of business on August 10, 2020, the record date for the Distribution, or the Record Date.

As a result of the Separation, we became an independent public company and our common stock became listed under the symbol “AOUT” on the Nasdaq Global Select Market. Prior to the Separation, the combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent. For those periods prior to the Separation, the combined financial statements were prepared on a “carve-out” basis as described below.

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

Description of Business

We are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell products and accessories, including shooting supplies, rests, vaults, and other related accessories; lifestyle products such as premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

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

•	Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•

Our Defender brands include products that help consumers aim their firearms more accurately, including situations that require self-defense, and products that help safely secure and store, as well as maintain connectivity to those possessions that many consumers consider to be high value or high consequence.

•

Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.

•	Our Adventurer brands include products that help enhance consumers’ fishing and camping experiences.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation – Consolidated Financial Statements Subsequent to the Separation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for the period from August 24, 2020 through April 30, 2021 are consolidated financial statements based on our reported results as a standalone company, and have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Basis of Presentation – Combined Financial Statements Prior to the Separation

Prior to the Separation, the combined financial statements include certain assets and liabilities that have historically been held by our former parent and various of its subsidiaries, but are specifically identifiable to or otherwise attributable to the outdoor products and accessories business. Our combined statements of operations and comprehensive income/(loss), prior to the Separation, also include costs for certain pre-Separation centralized functions and programs provided and administered by our former parent that have been charged directly to our former parent businesses, including us. These centralized functions and programs include information technology, human resources, accounting, legal, and insurance. These costs were included in general and administrative expenses in the combined statements of operations and comprehensive income/(loss).

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

In fiscal 2020, our former parent began operating a new distribution facility in Columbia, Missouri, which included shared distribution expenses between our former parent and us. In addition to the portion of our former parent’s corporate expenses allocated to us prior to the Separation, a portion of our former parent’s total distribution expenses were allocated to us. These expense allocations include selling, distribution, inventory management, warehouse, and fulfillment services provided by our former parent and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Columbia, Missouri distribution facility. For the period prior to the Separation in fiscal 2021, we were allocated $2.7 million for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). During the fiscal years ended April 30, 2020 and 2019, we were allocated $8.7 million and $9.9 million, respectively, for such corporate expenses. For the period prior to the Separation in fiscal 2021, we were also allocated $1.9 million of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). For the fiscal year ended April 30, 2020, we were allocated $8.2 million of distribution expenses.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Reclassification

We have adjusted the accompanying consolidated and combined balance sheet as of April 30, 2020 for an immaterial correction of an error to appropriately present deferred income taxes, in the amount of $3.6 million, as non-current, which was previously presented as a current asset.

Fiscal Year

We operate and report using a fiscal year ending on April 30 of each year.

2. Summary of Significant Accounting Policies

Use of Estimates

In preparing the consolidated and combined financial statements in accordance with GAAP, we make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Our significant estimates include provisions for excess and obsolete inventory, accruals for freight, duty, and tariff costs on international inventory purchases, valuation of intangible assets, and realization of deferred tax assets. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying consolidated and combined financial statements include the accounts of our company and our wholly owned subsidiaries, including Battenfeld Technologies, Inc, or BTI, BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or UST, and AOB Consulting (Shenzhen), Co., LTD. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in equity, and cash flows at April 30, 2021, 2020, and 2019 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for Estimated Credit Losses

We record trade accounts receivable at net realizable value that include estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns as discussed under Revenue Recognition below. We extend credit to our domestic customers and some foreign distributors based on their credit worthiness. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for credit loss accounts.

We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics and similar financial assets. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.

In November 2020, we entered into a factoring arrangement with a designated financial institution specifically designed to factor trade receivables with a certain customer that has extended terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this certain customer’s trade receivables at a discount on a non-recourse basis. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2021, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income/(expense), net on our consolidated and combined statement of operations.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost on the first-in, first-out method and net of discounts or rebates received from vendors. Provisions for potential non-saleable inventory due to excess stock or obsolescence are based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment

We record property, plant, and equipment, consisting of leasehold improvements, machinery, equipment, software, hardware, furniture, and fixtures at cost and depreciate them using the straight-line method over their estimated useful lives. We recognize amortization expense for leasehold improvements over the shorter of their estimated useful lives or the lease terms and include them in depreciation and amortization expense. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Machinery and equipment	2 to 10 years
Software and hardware	2 to 7 years
Leasehold improvements	10 to 20 years

We include tooling, dies, furniture, and fixtures as part of machinery and equipment and depreciate them over a period generally not exceeding 10 years.

We assess the recoverability of assets whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. We measure the impairment loss as the difference between the carrying amount and the fair value of the asset.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

We record intangible assets at cost or based on the fair value of the assets acquired. Intangible assets consist of developed technology, customer relationships, trademarks, trade names, and patents. We amortize intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired.

Goodwill is assigned at the reporting unit level.

Valuation of Goodwill and Long-lived Intangible Assets

We evaluate the recoverability of long-lived intangible assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

We have significant long-lived intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived intangible assets are developed technology, customer relationships, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner or use of the assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	a significant decline in our stock price for a sustained period; and
•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.

In accordance with Accounting Standard Codification, or ASC, 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.

As of our valuation date in fiscal 2021, we had $64.3 million of goodwill. During the annual impairment review process, we have the option to first perform a qualitative assessment, commonly referred to as “step zero”, over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment as of February 1, 2021, and concluded there were no indicators of impairment.

If the qualitative step zero analysis indicates that its more likely than not that the fair value is less than the carrying value, we will perform a step one analysis. When we perform a step one analysis to assess the recoverability of our goodwill, we determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. We estimate the fair value of our operating unit, under the step one analysis, using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating unit. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We estimate fair value using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value.

We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. In prior years, we had concluded that we had two operating units when reviewing ASC 350-20: Outdoor Products & Accessories and Electro-Optics. However, in fiscal 2019, a combination of factors occurring in the firearms industry during the last few years, including changes in the political environment and reduced overall demand for both firearms and the accessories that are attached to firearms, such as laser sights, has resulted in us lowering our long-range sales volume, operating profit, and cash flow forecasts in our Electro-Optics operating unit. Based on those forecasts, we believed it was important to seek out efficiencies in that operating unit to increase operating performance and, as a result, decided to combine our Electro-Optics operating unit with our Outdoor Products & Accessories operating unit in fiscal 2019. The lowered forecasts and the decision to reorganize those operating units caused us to evaluate the fair value of our operating unit utilizing those forecasts. Because of that evaluation, we recorded a $10.4 million impairment of goodwill in our Electro-Optics operating unit during the three months ended January 31, 2019. Based on our review of ASC 350-20 subsequent to the reorganization of Electro-Optics into Outdoor Products & Accessories, we have determined that we now have one operating unit.

On March 23, 2020, we determined that our business was expected to be negatively impacted by several factors related to the COVID-19 pandemic, including a major online retail customer’s decision to halt or delay most non-essential product orders, COVID-19-related supply chain issues, as well as COVID-19-related “stay at home” orders and sporting goods store closures, which reduced retail foot traffic in many states. Given the extreme market volatility, we relied solely on the income approach to derive the current value of our business. Based on these factors, we expected reduced cash flows in our business, and we believed this constituted a triggering event under generally accepted accounting principles. Based on the results of this evaluation, we recorded a $98.9 million non-cash impairment of goodwill during our fourth quarter of fiscal 2020.

Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations. The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 10 - Fair Value Measurement of the consolidated and combined financial statements, due to the significance of unobservable inputs developed using company-specific information.

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) a payment obligation, ii) physical possession of goods has been received, iii) legal title to goods has passed, iv) risks and rewards of ownership of goods has passed to customers and v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer.

The duration of contractual arrangements with customers in our wholesale channels is typically less than one year. Payment terms with customers are typically between 20 and 90 days, with a discount available in certain cases for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year.

We have elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as distribution expenses at the time we recognize the related revenue. Shipping and handling costs billed to customers are included in net sales.

The amount of revenue recognized reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
e-commerce channels	$108,726	$54,316	$54,410	100.2%	$47,429
Traditional channels	167,961	113,063	54,898	48.6%	129,934
Total net sales	$276,687	$167,379	$109,308	65.3%	$177,363

Our e-commerce channels include net sales from customers that do not operate a physical brick and mortar store, but generate the majority of their revenue from consumer purchases from their retail websites. Our traditional channels include customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenue from consumer purchases in their brick and mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	$ Change	% Change	2019
Domestic net sales	$267,573	$160,905	$106,668	66.3%	$170,621
International net sales	9,114	6,474	2,640	40.8%	6,742
Total net sales	$276,687	$167,379	$109,308	65.3%	$177,363

Cost of Goods Sold

Cost of goods sold for our purchased finished goods includes the purchase costs and related overhead. We source most of our purchased finished goods from manufacturers in Asia. Cost of goods sold for our manufactured goods includes all materials, labor, and overhead costs incurred in the production process. Overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties, and shrinkage.

Research and Development

We engage in both internal and external research and development, or R&D, in order to remain competitive and to exploit potential untapped market opportunities. We approve prospective R&D projects after analysis of the costs and benefits associated with the potential product. Costs in R&D expense include salaries, materials, utilities, and administrative costs.

Advertising

We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $14.4 million, $14.5 million, and $10.4 million in fiscal 2021, 2020, and 2019, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

Warranty

We generally provide either a limited lifetime, three-year, or one-year warranty program to the original purchaser of most of our products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In May 2018, we initiated a recall of certain models of our electro-optics products that incorporated diodes manufactured by a particular third party because the diodes failed to comply with a Food and Drug Administration, or FDA, standard for laser products. We have made efforts to notify all consumers that may be impacted by this recall. As of April 30, 2020, we had exhausted all efforts to notify customers, and, based on the level of warranty claim activity, we have reduced the recall reserve to an immaterial amount. We will continue to fulfill warranty claims as they are presented.  Warranty expense for the fiscal years ended April 30, 2021, 2020, and 2019 amounted to $875,000, $193,000, and $135,000, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

	April 30, 2021	April 30, 2020	April 30, 2019
Beginning Balance	336	587	1,720
Warranties issued and adjustments to provisions	875	193	135
Changes related to preexisting product recall accruals	-	(180)	(589)
Warranty claims	(494)	(264)	(679)
Ending Balance	717	336	587

Rent Expense

We occasionally enter into non-cancelable operating leases for office space, distribution facilities, and equipment. Leases for real estate typically have initial terms ranging from one to 10 years, generally with renewal options. Leases for equipment typically have initial terms ranging from one to 10 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. We record rent expense for leases containing landlord incentives or scheduled rent increases on a straight-line basis over the lease term beginning with the earlier of the lease commencement date or the date we take possession or control of the leased premises. See Note 3 – Leases for more information.

Self-insurance

Our former parent is self-insured for a significant portion of its employee medical, workers’ compensation, vehicle, property, and general liability exposures and records an accrual for its retained liability. Our former parent’s businesses, including us prior to Separation, were charged directly for their estimated share of the cost of these self-insured programs, and our share of the cost is included in the consolidated and combined statements of income/(loss) and comprehensive income/(loss). Our estimated share of our former parent retained liability for these programs has been reflected in the consolidated and combined balance sheet within accrued expenses.  See Note 11 – Self-Insurance Reserves for more information.

Earnings/(Loss) per Share

On August 24, 2020, the date of consummation of the Separation, our former parent distributed 13,975,104 shares of our common stock, par value $0.001 per share, to our former parent’s stockholders of record as of August 10, 2020, or the Record Date. We utilize this share amount for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by our former parent prior to the Separation. For the 2020 and 2019 year-to-date calculations, these shares are treated as issued and outstanding at April 30, 2020 and 2019, respectively, for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as we had no stock-based awards outstanding prior to the Separation.

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the fiscal year ended April 30, 2021. After the Separation, the weighted-average number of common shares outstanding for basic and diluted earnings per share for the fiscal year ended April 30, 2021 was based on the weighted-average number of actual common shares outstanding assuming the number of shares of AOUT common stock outstanding on August 24, 2020 had been outstanding at the beginning of each period presented.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Years Ended April 30,
	2021			2020			2019
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$18,405	13,997	$1.31	$(96,201)	13,975	$(6.88)	$(9,521)	13,975	$(0.68)
Effect of dilutive stock awards	—	228	(0.02)	—	—	—	—	—	—
Diluted earnings/(loss)	$18,405	14,225	$1.29	$(96,201)	13,975	$(6.88)	$(9,521)	13,975	$(0.68)

Stock-Based Compensation

Our stock-based compensation awards consist of stock options, performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period, which generally vest annually in four-year tranches, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). Prior to the Separation, the combined statements of operations and comprehensive income/(loss) also include an allocation of our former parent corporate and shared employee stock-based compensation expenses. See Note 12 – Stock-Based Compensation for additional information.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). The provision for income taxes is based upon income reported in the accompanying consolidated and combined financial statements as required by ASC 740-10. We determine deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities and measure them by applying enacted rates and laws expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes. We recognize the effect on deferred taxes and liabilities of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We periodically evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance could have a significant effect on our future results of operations and financial position. We determine unrecognized income tax benefits in accordance with ASC 740 on the basis of a two-step process in which first we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and second for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Accrued income taxes in the consolidated and combined balance sheet includes unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. We recognize interest and penalties related to unrecognized tax benefits as interest income/(expense) and other income/(expense), respectively, in the accompanying consolidated and combined statement of operations. All deferred tax assets and liabilities are classified as noncurrent in the consolidated and combined balance sheet.

Prior to the Separation, income taxes were allocated in a manner that is systematic, rational, and consistent with the broad principles of ASC 740. Prior to the Separation, our operations have been included in our former parent federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of the financial statements presented on a “carve-out” basis, our income tax provisions were computed as if we filed separate tax returns (i.e., as if we had not been included in the consolidated income tax return group with our former parent). The separate return method applies ASC 740 to the combined financial statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of our former parent may not be included in our consolidated and combined financial statements. Also, the tax treatment of certain items reflected in the consolidated and combined financial statements may not be reflected in the consolidated financial statements and tax returns of our former parent. It is conceivable that items such as net operating losses, other deferred taxes, uncertain tax positions, and valuation allowances may exist in the consolidated and combined financial statements that may or may not exist in our former parent’s consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Since our results, prior to the Separation, were included in our former parent consolidated tax returns, payments to certain tax authorities were made by our former parent and not by us. For tax jurisdictions in which we are included with our former parent in a consolidated tax filing, we do not maintain taxes payable to or from our former parent and the payments are deemed to be settled immediately with the legal entities paying the tax in the respective tax jurisdictions through changes in parent company investment. Tax receivables in jurisdictions where we do not file a consolidated tax return with our former parent, such as certain state tax returns, are recorded as income tax receivable.

Deferred income tax assets and liabilities, prior to the Separation, as presented in the combined balance sheet, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Former Net Parent Company Investment

Former net parent company investment in the consolidated and combined balance sheet represents our former parent’s historical investment in us, the accumulated net earnings after taxes, and the net effect of the transactions with, and allocations from, our former parent. See Basis of Presentation above and Note 17- Related Party Transactions for additional information.

Concentration of Risks

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

For the fiscal year ended April 30, 2021, one of our customers accounted for more than 10% of our net sales, accounting for $76.3 million, or 27.6% of our fiscal 2021 net sales. For the fiscal years ended April 30, 2020 and 2019, two of our external customers accounted for more than 10% of our net sales.  These customers accounted for $37.9 million, or 22.9%, and $17.5 million, or 10.5%, of our fiscal 2020 net sales, respectively, and accounted for $36.8 million, or 20.8%, and $19.0 million, or 10.7%, of our fiscal 2019 net sales, respectively.

As of April 30, 2021 and 2020, two of our customers exceeded 10% or more of our accounts receivable and accounted for $13.6 million, or 32.1%, and $4.5 million, or 10.7%, for our fiscal 2021 accounts receivable, respectively, and $12.5 million, or 35.6%, and $3.7 million, or 10.6% of our fiscal 2020 accounts receivable, respectively. As of April 30, 2019, three of our external customers exceeded 10% or more of our accounts receivable and accounted for $6.3 million, or 23.5%, $2.9 million, or 10.9%, and $2.7 million, or 10.2%, respectively, of our accounts receivable. We are not aware of any issues with respect to relationships with any of our top customers.

We source a majority of our purchased finished goods from Asia.

Shipping and Handling

In the accompanying consolidated and combined financial statements, we included amounts billed to customers for shipping and handling in net sales. We include costs relating to shipping and handling charges, including inbound freight charges and internal transfer costs, in cost of goods sold; however, costs incurred to distribute products to customers is included in distribution expenses.

Legal and Other Contingencies

We periodically assess liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When we believe it is probable that a loss has been or will be incurred, we record an estimate of the loss in the consolidated and combined financial statements. We adjust estimates of losses when additional information becomes available or circumstances change. We disclose a contingent liability when we believe there is at least a reasonable possibility that a material loss may have been incurred.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, of FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning after December 15, 2017, and early adoption is permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU 2014-09.

We have evaluated the new standard against our existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and agreements with customers. We adopted the new standard on May 1, 2018 using the modified retrospective approach and will not restate our prior year consolidated and combined financial statements. The impact on our consolidated and combined financial statements was not material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize right-of-use assets and lease liabilities in a classified balance sheet (with the exception of leases with a term equal to or less than 12 months). The most prominent among the changes in the standard is the requirement for lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We implemented leasing software to assist us in the accounting and tracking of leases and used the optional transition method allowed by ASU 2016-02. Under this method, the standard was applied prospectively in the year of adoption. We elected to use the package of practical expedients, which permits us to not reassess certain lease contract provisions. The effect of ASU 2016-02 resulted in the recognition of right-of-use assets of $3.4 million, the recognition of lease liabilities of $4.5 million, and the elimination of deferred rent and lease incentive liabilities of $1.1 million, primarily relating to our real estate operating leases, with no impact to retained earnings. See Note 3 – Leases, for more information.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04 to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the new guidance and the expected effect on our consolidated and combined financial statements and related disclosures.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We will adopt this ASU on May 1, 2021 and do not expect this new guidance to have a material effect on our consolidated and combined financial statements and related disclosures.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3. Leases:

We primarily lease certain of our real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of April 30, 2021 are as follows (in thousands):

April 30, 2021
Operating Leases
Right-of-use assets	$27,449
Accumulated amortization	(2,074)
Right-of-use assets, net	$25,375

Lease liabilities, current portion	$1,771
Lease liabilities, net of current portion	24,780
Total operating lease liabilities	$26,551

During the fiscal year ended April 30, 2021, we recorded $3.1 million of operating lease costs, of which $263,000 related to short-term leases.  As of April 30, 2021, our weighted average lease term and weighted average discount rate for our operating leases was 16.7 years and 5.3%, respectively. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On August 24, 2020 and as part of the Separation, we entered into an 18-year sublease for our corporate headquarters, that include our executive offices as well as our research and development, sales, marketing, and warehouse distribution activities with our former parent, which is payable in 216 monthly installments through fiscal 2039. We evaluated this lease under ASC 842-10, which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. Based on our evaluation under ASC 842-10, we determined that the sublease qualified as an operating lease because the net present value of all the lease payments did not exceed 90% of the fair market value of the subleased building space. We recorded an operating Right-of-use lease asset and liability in the amount of $24.5 million. The effective interest rate for this lease is 5.4%.

During the fiscal year ended April 30, 2021, we terminated an operating lease for office space in Park City, Utah. We recorded a reduction of right-of-use asset and lease liability of approximately $640,000 for terminating this lease.

During the fiscal year ended April 30, 2021, we entered into an operating lease for administrative office space in Chicopee, Massachusetts and recorded a right-of-use asset and lease liability of $369,000.

During the fiscal year ended April 30, 2021, we terminated an operating lease for office space in Bentonville, Arkansas.  We recorded a reduction of right-of-use asset and lease liability of approximately $240,000 for terminating this lease.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Future lease payments for all our operating leases as of April 30, 2021, and for succeeding fiscal years, are as follows (in thousands):

Operating
2022	$3,132
2023	3,005
2024	2,030
2025	2,059
2026	2,005
Thereafter	28,547
Total future lease payments	40,778
Less amounts representing interest	(14,227)
Present value of lease payments	26,551
Less current maturities of lease liabilities	(1,771)
Long-term maturities of lease liabilities	$24,780

During the fiscal year ended April 30, 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.5 million.

4. Inventory

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Finished goods	$62,465	$50,171
Finished parts	4,629	3,499
Work in process	445	249
Raw material	6,757	6,080
Total inventories	$74,296	$59,999

5. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Machinery and equipment	$15,041	$12,987
Software and hardware	5,075	4,960
Leasehold improvements	2,273	2,054
	22,389	20,001
Less: Accumulated depreciation and amortization	(13,181)	(10,854)
	9,208	9,147
Construction in progress	1,784	530
Total property, plant, and equipment, net	$10,992	$9,677

Depreciation expense for the fiscal years ended April 30, 2021, 2020, and 2019 was $3.5 million, $3.4 million, and $2.8 million, respectively.

For the fiscal year ended April 30, 2020, we recorded $2.2 million of leasehold improvements for the office buildout of our Columbia, Missouri facility for which we received a cash incentive from the lessor at the inception of the lease for that facility. We also recorded a corresponding lease incentive liability at the inception of the lease when we received the funds from the lessor. As of April 30, 2020, the lease incentive was recorded as a reduction of right-of-use lease liabilities on our consolidated and combined balance sheet. During fiscal 2020, we finalized a sublease of this facility, and, as a result of this sublease, we recorded a $713,000 impairment of this leasehold improvement.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles, by line item for the fiscal years ended April 30, 2021, 2020, and 2019 (in thousands):

	For the Years Ended April 30,
	2021	2020	2019
Cost of sales	$1,016	$1,837	$1,969
Research and development	43	83	81
Selling, marketing, and distribution	114	175	39
General and administrative (a)	18,653	21,814	22,901
Total depreciation and amortization	$19,826	$23,909	$24,990

(a)

General and administrative expenses included $16.3 million, $18.6 million, and $21.5 million of amortization for the fiscal years ended April 30, 2021, 2020, and 2019, respectively, which were recorded as a result of our acquisitions.

6. Intangible Assets

The following table summarizes intangible assets as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021			April 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(60,347)	$29,633	$89,980	$(51,049)	$38,931
Developed technology	21,588	(14,456)	7,132	21,588	(12,529)	9,059
Patents, trademarks, and trade names	50,007	(34,308)	15,699	49,697	(29,229)	20,468
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	162,725	(110,261)	52,464	162,415	(93,957)	68,458
Patents in progress	749	—	749	490	—	490
Total definite-lived intangible assets	163,474	(110,261)	53,213	162,905	(93,957)	68,948
Indefinite-lived intangible assets	430	—	430	204	—	204
Total intangible assets	$163,904	$(110,261)	$53,643	$163,109	$(93,957)	$69,152

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $16.3 million, $18.9 million, and $21.6 million for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.

The following table represents future expected amortization expense as of April 30, 2021 (in thousands):

Fiscal	Amount
2022	13,876
2023	11,428
2024	9,689
2025	6,047
2026	4,954
Thereafter	6,470
Total	$52,464

We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2021, 2020, and 2019, respectively, excluding the goodwill impairment charges noted below.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7. Goodwill

Changes in goodwill are summarized as follows (in thousands):

Total Goodwill
Balance as of April 30, 2019	$163,246
Adjustments	(2)
Goodwill impairment	(98,929)
Balance as of April 30, 2020	64,315
Goodwill impairment	—
Balance as of April 30, 2021	$64,315

As of April 30, 2021, we have accumulated $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million. We recorded a $98.9 million impairment of goodwill during our fourth quarter of fiscal 2020 as a result of the negative impacts of COVID-19 on our business. We also recorded a $10.4 million impairment of goodwill during fiscal 2019 as a result of restructuring our two reporting units into one reporting unit. Refer to Note 2 – Summary of Significant Accounting Policies for more details relating to these impairments. We did not record any impairment charges in fiscal 2021 based on the results of our annual goodwill impairment testing.

8. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2021 and 2020 (in thousands):

	April 30, 2021	April 30, 2020
Accrued sales allowances	$2,931	$2,441
Accrued freight	2,466	1,646
Accrued commissions	1,578	954
Accrued taxes other than income	1,052	197
Accrued warranty	717	336
Accrued professional fees	701	787
Accrued other	245	540
Accrued employee benefits	153	754
Total accrued expenses	$9,843	$7,655

9. Debt

On August 24, 2020, we entered into a new financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of April 30, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of April 30, 2021, there were no borrowings under the revolving line of credit. If we would have had borrowings at April 30, 2021, those borrowings would have borne interest at approximately 1.93%, which is equal to the LIBOR rate plus the applicable margin. We recorded $410,000 of debt issuance costs associated with entering into this financing arrangement. These debt issuance costs are included as part of Other assets as presented on the Balance Sheet.

10. Fair Value Measurement

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities recorded on the accompanying consolidated and combined balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $60.8 million as of April 30, 2021 and $234,000 as of April 30, 2020. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of April 30, 2021.

11. Self-Insurance Reserves

Prior to the Separation, we participated in an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance.  Following the Separation, we have fully insured programs.  While we remain responsible for claims under the former self-insured program, reserves have either been eliminated, or greatly reduced, because of the settlement of prior claims and the immaterial nature that potential future claims will have on the overall financial statements.  While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal year ended April 30, 2021 and 2020 (in thousands):

	For the years ended April 30,
	2021	2020
Beginning balance	$403	$615
Changes in provisions charged to expense	(230)	1,530
Payments	(115)	(1,742)
Ending balance	$58	$403

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12. Stock-Based Compensation

Incentive Stock and Employee Stock Purchase Plans

Prior to the Separation, our employees participated in two of our former parent’s sponsored incentive stock plans. All grants made prior to the Separation covering all participants were issued under those plans.

Certain of our employees have participated in our former parent’s 2013 Incentive Stock Plan. The following disclosures of stock-based compensation expense recognized by us, prior to the Separation, are based on grants related directly to our employees and an allocation of our former parent’s corporate and shared employee stock-based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that we would have experienced as an independent company for the periods presented.

In connection with the Separation, outstanding and vested awards granted to employees under our former parent’s incentive stock plans were converted into our stock-based awards. Unvested awards held by our employees were converted into our stock-based awards. The ratio used to convert our former parent incentive plan awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. All performance-based restricted share units, or PSUs, outstanding on the Distribution Date were converted to PSUs using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $711,000 of incremental stock-based compensation expense for our employees to be recognized over the awards' remaining 1.3 year vesting period.

Post-Separation, we have a separate stock incentive plan, or the 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. The 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, performance stock units, or PSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, and dividend equivalents. Our board of directors, or a committee established by our board, administers the incentive plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our board of directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the incentive plan are generally nontransferable and subject to forfeiture.

Unless terminated earlier by our Board of Directors, the 2020 Incentive Compensation Plan will terminate at the earlier of (1) the tenth anniversary of the effective date of the 2020 Incentive Compensation Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or a committee thereof authorizes the granting of such award.

Except in specific circumstances, grants generally vest over a period of three or four years and grants of stock options are exercisable for a period of 10 years. The 2020 Incentive Compensation Plan also permits the grant of awards to non-employees.

We recognized $2.9 million of stock-based compensation expense for the fiscal year ended April 30, 2021. Of the total stock-based compensation we recognized for the period prior to the Separation, $224,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation expense.

We recognized $850,000 and $2.3 million of stock-based compensation expense for the fiscal year ended April 30, 2020 and 2019, respectively. Of the total stock-based compensation recognized by us, $607,000 and $1.1 million related directly to our employees, and $244,000 and $1.2 million related to allocations of our former parent’s corporate and shared employee stock-based compensation for the fiscal year ended April 30, 2020 and 2019, respectively.

Stock-based compensation expense is included in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period. Awards that do not vest are forfeited.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We grant PSUs to our executive officers and certain employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

For the Year Ended April 30,
2021
Grant date fair market value
American Outdoor Brands, Inc.	$13.30
Russell 2000 Index	$1,504.59
Volatility (a)
American Outdoor Brands, Inc.	47.54%
Russell 2000 Index	27.70%
Correlation coefficient (b)	0.48
Risk-free interest rate (c)	0.17%
Dividend yield (d)	0%
(a)	Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

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

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. A discount rate has been applied to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the fiscal year ended April 30, 2021, we granted an aggregate of 166,319 service-based RSUs to executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers and employees under our 2020 Incentive Compensation Plan. During the fiscal year ended April 30, 2021, we cancelled 2,994 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2021, we delivered common stock to employees and directors under our 2020 Incentive Compensation Plan with a total market value of $891,000.

During the fiscal year ended April 30, 2020, our employees were granted an aggregate of 81,416 service-based RSUs, and 44,871 PSUs under our former parent’s 2013 Incentive Stock Plan. During the fiscal year ended April 30, 2020, 37,417 service-based RSUs and 14,400 PSUs were cancelled a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2020, our former parent delivered common stock to our employees under our former parent’s 2013 Incentive Stock Plan with a total market value of $494,000.

During the fiscal year ended April 30, 2019, our employees were granted an aggregate of 64,191 service-based RSUs, and 28,800 PSUs under our former parent’s 2013 Incentive Stock Plan. During the fiscal year ended April 30, 2019, 11,462 service-based RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2019, our former parent delivered common stock to our employees under our former parent’s 2013 Incentive Stock Plan with a total market value of $519,000.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal year ended April 30, 2021 is as follows:

	For the Year Ended April 30,
	2021
		Weighted
	Total # of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	—	—
Shares granted as a result of conversion and employee transition	237,587	9.23
Awarded	244,364	14.10
Vested	(51,438)	11.89
Forfeited	(2,994)	11.82
RSUs and PSUs outstanding, end of period	427,519	$11.67

As of April 30, 2021, there was $2.4 million of unrecognized compensation expense related to unvested RSUs and PSUs.  This expense is expected to be recognized over a weighted average contractual term of 1.7 years.

Post-Separation, our employees participate in our Employee Stock Purchase Plan, or the ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.  During fiscal year ended April 30, 2021, 34,947 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the year ended April 30, 2021:

For the Year Ended April 30,
2021
Risk-free interest rate	0.04% - 0.10%
Expected term	6 months - 12 months
Expected volatility	52.4% - 60.6%
Dividend yield	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

13. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — Our employees currently participate in a contributory defined investment plan, subject to service requirements.  Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $461,000 for the fiscal year ended April 30, 2021.

Prior to the Separation, our employees participated in two contributory defined investment plans sponsored by our former parent, subject to service requirements.  For one plan, employees could contribute up to 100% of their annual pay with no employer matching contributions. For the other plan, employees could contribute from 1% to 30% of their annual pay and our former parent generally made discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $215,000 and $384,000 for the fiscal years ended April 30, 2020 and 2019, respectively.

Non-Contributory Profit-Sharing Plan — Our employees currently participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Prior to the Separation, our employees participated in a non-contributory profit-sharing plan sponsored by our former parent.  Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2021, 2020, and 2019, we contributed $1.9 million, $217,000 and $278,000, respectively, which has been recorded in general and administrative costs. Contributions are funded after the fiscal year-end.

14. Income Taxes

Prior to the Separation, income taxes were calculated as if we file income tax returns on a standalone basis. Our U.S. operations and certain of our non-U.S. operations historically have been included in the tax returns of our former parent or its subsidiaries. We believe the assumptions supporting our allocation and presentation of income taxes on a separate return basis were reasonable.

Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Year Ended April 30,
	2021	2020	2019
Current:
Federal	$8,356	$693	$2,833
State	1,085	149	583
Foreign	4	4	5
Total current	9,445	846	3,421
Deferred:
Deferred federal	(3,222)	(11,266)	(2,442)
Deferred state	(336)	(1,233)	(245)
Total deferred	(3,558)	(12,499)	(2,687)
Total income tax expense/(benefit)	$5,887	$(11,653)	$734

The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated and combined financial statements (in thousands):

	For the Year Ended April 30,
	2021	2020	2019
Federal income taxes expected at the statutory rate (a)	$5,101	$(22,649)	$(1,845)
State income taxes, less federal income tax benefit	586	(1,117)	222
Stock compensation	(83)	86	321
Business meals and entertainment	130	18	37
Research and development tax credit	(288)	(199)	(218)
Goodwill impairment	—	11,741	2,183
Other	441	467	3
Federal tax rate change on deferred taxes	—	—	31
Total income tax expense/(benefit)	$5,887	$(11,653)	$734

(a)	We had a federal statutory rate of 21% in fiscal 2021, 2020, and 2019.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2021	April 30, 2020
Non-current tax assets (liabilities):
Inventories	$1,241	$924
Accrued expenses, including compensation	2,827	1,415
Product liability	6	—
Workers' compensation	8	27
Warranty reserve	165	78
Stock-based compensation	592	376
State bonus depreciation	51	43
Property taxes	9	—
Property, plant, and equipment	(1,696)	(1,705)
Intangible assets	3,500	2,219
Right-of Use assets	(5,879)	(627)
Right-of Use lease liabilities	6,152	950
Pension	—	19
Other	(52)	(139)
Less valuation allowance	(241)	—
Net deferred tax asset/(liability) — total	$6,683	$3,580

There were no federal or state net operating loss carryforwards or credits as of April 30, 2021 and 2020.

As of April 30, 2021, we had $241,000 of valuation allowances provided on our deferred tax assets primarily related to IRC Section 162(m) limitations on the deductibility of certain executive compensation.  As of April 30, 2020, no valuation allowances were provided on our deferred tax assets.

The income tax provisions (benefit) represent effective tax rates of 24.2%, 10.8%, and (8.4%) for the fiscal year ended April 30, 2021, 2020, and 2019, respectively. Excluding the impact of the non-cash goodwill impairment charges, our effective tax rate for the fiscal year ended April 30, 2020 and 2019 was 17.4% and 45.6%, respectively.

U.S. income taxes have not been provided on $171,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

At April 30, 2021 and 2020, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2017.

15. Commitments and Contingencies

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the fiscal years ended April 30, 2021, 2020, and 2019, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not encounter any settlement fees related to product liability cases in those fiscal years.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Wilsonville, Oregon	October 31, 2022
Shenzhen, China	August 31, 2023
Columbia, Missouri (1)	April 30, 2023
Chicopee, Massachusetts	May 31, 2025
Columbia, Missouri	December 31, 2038

(1)	Property is subleased.

16. Segment Reporting

We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, our Chief Executive Officer, who reviews only consolidated financial information and makes decisions to allocate resources based on those financial statements. We analyze revenue streams in various ways, including class of trade, brands, and customer channels. However, this information does not include a full set of discrete financial information. In addition, although we currently sell our products under 20 distinct brands that are organized into four brand lanes and include specific product sales that have identified revenue streams, these brand lanes are focused almost entirely on product development and marketing activities and do not qualify as separate reporting units under ASC 280-10-50-1.  Other sales and customer focused activities, operating activities, and administrative activities are not divided by brand lane and, therefore, expenses related to each brand lane are not accumulated or reviewed individually. Our business is evaluated based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

Our business includes our outdoor products and accessories products, which we develop, source, market, and distribute from our facility in Columbia, Missouri, and our electro-optics products, which we assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed.

17. Related Party Transactions

Prior to the Separation, the combined financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of our former parent, our former Parent. The following discussion summarizes activity between us and the former Parent prior to the Separation on August 24, 2020 (and its affiliates that are not part of the Separation).

Allocation of General Corporate Expenses

Prior to the Separation, the combined statements of operations and comprehensive income/(loss) included expenses for certain centralized functions and other programs provided and administered by our former parent that were charged directly to us. In addition, for purposes of preparing these combined financial statements on a carve-out basis, we have allocated a portion of the former Parent total corporate and selling, marketing, and distribution expenses to us. See Note 1 – Background and Basis of Presentation for a discussion of the methodology used to allocate corporate-related costs and selling, marketing, and distribution expenses for purposes of preparing these financial statements on a carve-out basis.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Related Party Sales and Purchases

For the period prior to the Separation in fiscal year 2021, our sales to our former parent totaled $2.4 million during our fiscal year 2021, which are included in net sales in the combined statements of operations and comprehensive income/(loss). Our sales to our former parent totaled $15.1 million and $17.5 million for the fiscal years 2020 and 2019, respectively. Our cost of goods sold included an immaterial amount for items purchased from our former parent for the fiscal year 2021. As of April 30, 2021, 2020 and 2019, there was an immaterial amount, $435,000 and $521,000, respectively, of inventories purchased from the former Parent that remain on our consolidated and combined balance sheet.

Net Transfers To and From our former parent

Prior to the Separation, our former parent utilized a centralized approach to cash management and financing its operations. Disbursements were made through centralized accounts payable systems, which were operated by our former parent. Cash receipts were transferred to centralized accounts, which were also maintained by our former parent. As cash was received and disbursed by our former parent, it was accounted for by us through the former parent company investment. Certain related party transactions between us and our former parent have been included within the former parent company investment in the combined balance sheets in the historical periods presented. All notes to and from our former parent were settled in connection with the Separation. As of April 30, 2020, the former parent company investment included related party receivables due from our former parent of $85.0 million. The interest income and expense related to the activity with our former parent that was historically included in our results prior to the Separation is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with our former parent was $424,000 during the first four months of our fiscal year 2021 and prior to the Separation and $5.0 million and $5.2 million for the fiscal years ended April 30, 2020 and 2019, respectively.  The total effect of the settlement of these related party transactions is reflected as a financing activity in the consolidated and combined statements of cash flows. On August 24, 2020, our former parent capitalized our company with $25.0 million of cash as part of the Separation.