Form 10-Q
period 2021-07-31
American Outdoor Brands, Inc.
filed 2021-09-09
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

Commission File No. 001-39366

American Outdoor Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4630928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 North Route Z, Suite A Columbia, Missouri	65202
(Address of principal executive offices)	(Zip Code)

(800) 338-9585

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	AOUT	Nasdaq Global Select Market

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

The registrant had 14,104,127 shares of common stock, par value $0.001, outstanding as of September 2, 2021.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2021 and 2020

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.8 years;
•	our expectation to spend approximately $7.5 million to $8.5 million for capital expenditures in fiscal 2022;
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
•

the possibility that sufficient funds are not available on acceptable terms could limit or severely constrain our ability to take advantage of unexpected business opportunities or to respond to competitive pressures;

•

our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; the hiring of additional employees; growth strategies, including any potential acquisitions; to repay any indebtedness we may incur over time; and the development of our independent information technology infrastructure, including the implementation of our enterprise resource planning systems;

•	our estimation that our information technology infrastructure will cost a total of approximately $8.0 million over a period that spans fiscal 2022 and fiscal 2023;
•	our expectation for capital expenditures of approximately $3.5 million and one-time operating expenses of approximately $1.6 million in fiscal 2022;
•

our expectation to record approximately $1.2 million of duplicative expenses, in fiscal 2022, as we operate both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period;

•	our expectation for capital expenditures of approximately $2.0 million and one-time operating expense of approximately $1.0 million in fiscal 2023;
•

the possibility that worsening of conditions or increased fears of the COVID-19 pandemic could have a renewed and prolonged effect on manufacturing or employment in Asia, travel to and from Asia, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods;

•	the possibility that increased demand for sourced products in various industries could cause delays at various U.S. ports, which could delay the timing of receipts of our products; and
•

our expectation that our inventory will increase in our second fiscal quarter because of additional planned purchases to help mitigate potential future supply chain disruptions, expected finished product price increases at our suppliers, and logistic cost fluctuations; and a planned inventory build in anticipation of new product introductions combined with our focus on introducing higher priced new products that we expect will increase inventory value.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of:
	July 31, 2021 (Unaudited)	April 30, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,343	$60,801
Accounts receivable, net of allowance for credit losses of $89 on July 31, 2021 and $119 on April 30, 2021	33,525	37,487
Inventories	92,042	74,296
Prepaid expenses and other current assets	9,022	7,098
Income tax receivable	—	149
Total current assets	190,932	179,831
Property, plant, and equipment, net	10,950	10,992
Intangible assets, net	50,321	53,643
Goodwill	64,315	64,315
Right-of-use assets	24,984	25,375
Deferred income taxes	6,793	6,683
Other assets	364	424
Total assets	$348,659	$341,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,182	$16,021
Accrued expenses	12,322	9,843
Accrued payroll and incentives	3,242	6,774
Accrued income taxes	720	—
Lease liabilities, current	1,793	1,771
Accrued profit sharing	2,181	1,933
Total current liabilities	40,440	36,342
Lease liabilities, net of current portion	24,327	24,780
Other non-current liabilities	85	236
Total liabilities	64,852	61,358
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,099,641 shares issued and outstanding on July 31, 2021 and 14,059,440 shares issued and outstanding on April 30, 2021	14	14
Additional paid in capital	265,807	265,362
Retained earnings	17,986	14,529
Total equity	283,807	279,905
Total liabilities and equity	$348,659	$341,263

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
	(In thousands, except per share data)
Net sales (including $1.5 million of related party sales for the three months ended July 31, 2020 prior to the Separation)	$60,768	$50,468
Cost of sales	31,785	26,737
Gross profit	28,983	23,731
Operating expenses:
Research and development	1,521	1,230
Selling, marketing, and distribution	13,200	10,543
General and administrative	10,039	9,494
Total operating expenses	24,760	21,267
Operating income	4,223	2,464
Other income/(expense), net:
Other income, net	129	84
Interest (expense)/income, net	(46)	336
Total other income, net	83	420
Income from operations before income taxes	4,306	2,884
Income tax expense	849	1,095
Net income/comprehensive income	$3,457	$1,789
Net income per share:
Basic	$0.25	$0.13
Diluted	$0.24	$0.13
Weighted average number of common shares outstanding:
Basic	14,083	13,975
Diluted	14,301	13,975

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common Stock		Former Net Parent	Additional
	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at April 30, 2020	—	$—	$224,098	$—	$—	$224,098
Net income	—	—	1,789	—	—	1,789
Net transfers from former Parent	—	—	1,455	—	—	1,455
Balance at July 31, 2020	—	$—	$227,342	$—	$—	$227,342

	Common Stock		Former Net Parent	Additional
	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	$279,905
Net Income	—	—	—	—	3,457	3,457
Stock-based compensation	—	—	—	752	—	752
Proceeds from exercise of stock options	3	—	—	5	—	5
Issuance of common stock under restricted stock unit awards, net of tax	38	—	—	(312)	—	(312)
Balance at July 31, 2021	14,100	$14	$—	$265,807	$17,986	$283,807

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$3,457	$1,789
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,179	5,388
Loss on sale/disposition of assets	127	—
Provision for credit losses on accounts receivable	23	97
Deferred income taxes	(110)	—
Stock-based compensation expense	752	298
Changes in operating assets and liabilities:
Accounts receivable	3,939	(6,031)
Inventories	(17,746)	(9,594)
Prepaid expenses and other current assets	(1,924)	(1,190)
Income taxes	869	(32)
Accounts payable	4,226	6,165
Accrued payroll and incentives	(3,532)	66
Right of use assets	403	232
Accrued profit sharing	248	58
Accrued expenses	2,479	3,340
Other assets	39	223
Lease liabilities	(443)	(322)
Other non-current liabilities	(151)	77
Net cash (used in)/provided by operating activities	(3,165)	564
Cash flows from investing activities:
Payments to acquire patents and software	(127)	(105)
Payments to acquire property and equipment	(859)	(879)
Net cash used in investing activities	(986)	(984)
Cash flows from financing activities:
Net transfers from former Parent	—	186
Proceeds from exercise of options to acquire common stock	5	—
Payment of employee withholding tax related to restricted stock units	(312)	—
Net cash (used in)/provided by financing activities	(307)	186
Net decrease in cash and cash equivalents	(4,458)	(234)
Cash and cash equivalents, beginning of period	60,801	234
Cash and cash equivalents, end of period	$56,343	$—
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$38	$—
Income taxes	$85	$—

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Three Months Ended July 31,
	2021	2020
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$178	$65
Changes in right of use assets for operating lease obligations	12	—
Changes in lease liabilities for operating lease obligations	12	—

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(1) Background, Description of Business, and Basis of Presentation:

Background

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent, completed the spin-off of its outdoor products and accessories business, or the Separation, to our company (our “company,” “we,” “us,” or “our”).

The consolidated and combined financial statements prior to the Separation, including the three months ended July 31, 2020, do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented. For the three months ended July 31, 2020, the unaudited combined financial statements were prepared on a “carve-out” basis.

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

Our unaudited consolidated and combined financial statements for the three months ended July 31, 2021 are consolidated financial statements based on the reported results of our company as a standalone company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and Article 10 of Regulation S-X. The consolidated and combined balance sheet at April 30, 2021 was derived from audited financial statements.

The consolidated and combined financial statements at July 31, 2021 and for the three months ended July 31, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results reported in these consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Basis of Presentation – Prior to the Separation

Prior to the Separation and for the three months ended July 31, 2020, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent and were derived from the consolidated financial statements and accounting records of our former parent in accordance with GAAP.

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenue, employee headcount, delivery units, or square footage, as applicable. These expense allocations included the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Springfield, Massachusetts corporate headquarters. We were allocated $2.1 million for the three months ended July 31, 2020 for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income. For the three months ended July 31, 2020, we were also allocated $1.6 million of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income.

For the three months ended July 31, 2020, our net sales to our former parent totaled $1.5 million, which are included in net sales in the consolidated and combined statements of operations and comprehensive income.

Description of Business

We are a leading provider of outdoor products and accessories encompassing hunting, fishing, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, produce or source, and sell our products and accessories, including shooting supplies, rests, vaults, and other related accessories; lifestyle products, such as premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; reloading, gunsmithing, and firearm cleaning supplies; and survival, camping, and emergency preparedness products.  We develop and market

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

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

Reclassification

We have adjusted the accompanying consolidated balance sheet as of April 30, 2021 to reclassify $4.8 million from accounts receivable, net, to other current assets, to conform with our current presentation. This reclassification had no impact on the previously reported net income or comprehensive income.

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) a payment obligation, ii) physical possession of goods has been received, iii) legal title to goods has passed, iv) risks and rewards of ownership of goods has passed to customers, and v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer.

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

For the Three Months Ended July 31, 2021 and 2020

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$16,608	$24,548	$(7,940)	-32.3%
Traditional channels	44,160	25,920	18,240	70.4%
Total net sales	$60,768	$50,468	$10,300	20.4%

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$56,530	$48,472	$8,058	16.6%
International net sales	4,238	1,996	2,242	112.3%
Total net sales	$60,768	$50,468	$10,300	20.4%

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

In November 2020, we entered into a factoring arrangement with a designated financial institution specifically designed to factor trade receivables with a certain customer that has extended terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this certain customer’s trade receivables at a discount on a non-recourse basis. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the three months ended July 31, 2021, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income/(expense), net on our consolidated and combined statement of operations.

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

For the three months ended July 31, 2021, one of our customers accounted for more than 10% of our net sales, accounting for $11.0 million, or 18.1%, of our net sales. As of July 31, 2021, two of our customers exceeded 10% or more of our accounts receivable, accounting for $9.4 million, or 27.9%, and $3.8 million, or 11.4%, respectively, of our accounts receivable.

For the three months ended July 31, 2020, one of our customers accounted for more than 10% of our net sales, accounting for $19.2 million, or 38.1%, of our net sales. As of July 31, 2020, one of our customers exceeded 10% or more of our accounts receivable, accounting for $20.4 million, or 48.1%, of our accounts receivable.

(2) Recently Adopted and Issued Accounting Standards:

Recently Issued Accounting Standards – In March 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We are currently evaluating the new guidance and the expected effect on our consolidated and combined financial statements and related disclosures.

Recently Adopted Accounting Standards – In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 on May 1, 2021 and the cumulative effect of the adoption was not material to our consolidated and combined financial statements and related disclosures.

(3) Leases:

We lease certain of our real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. Tenant improvement allowances are recorded as an offsetting adjustment included in our calculation of the respective right-of-use asset.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

The amounts of assets and liabilities related to our operating leases as of July 31, 2021 are as follows (in thousands):

July 31, 2021
Operating Leases
Right-of-use assets	$27,461
Accumulated amortization	(2,477)
Right-of-use assets, net	$24,984

Lease liabilities, current portion	$1,793
Lease liabilities, net of current portion	24,327
Total operating lease liabilities	$26,120

We recorded $901,000 of operating lease costs, of which $51,000 were short-term operating lease costs, for the three months ended July 31, 2021. We recorded $335,000 of operating lease costs, of which $133,000 were short-term operating lease costs, for the three months ended July 31, 2020. As of July 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases were 16.5 years and 5.4%, respectively. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2022 and for succeeding fiscal years are as follows (in thousands):

Operating
2022	$2,350
2023	3,005
2024	2,030
2025	2,059
2026	2,005
2027	2,033
Thereafter	26,514
Total future lease payments	39,996
Less amounts representing interest	(13,876)
Present value of lease payments	26,120
Less current maturities of lease liabilities	(1,793)
Long-term maturities of lease liabilities	$24,327

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $443,000 and $322,000 for the three months ended July 31, 2021 and 2020, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(4) Goodwill and Intangible Assets, net:

The following table summarizes intangible assets as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021			April 30, 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(62,248)	$27,732	$89,980	$(60,347)	$29,633
Developed technology	21,588	(14,903)	6,685	21,588	(14,456)	7,132
Patents, trademarks, and trade names	50,024	(35,474)	14,550	50,007	(34,308)	15,699
	161,592	(112,625)	48,967	161,575	(109,111)	52,464
Patents in progress	924	—	924	749	—	749
Total definite-lived intangible assets	162,516	(112,625)	49,891	162,324	(109,111)	53,213
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$162,946	$(112,625)	$50,321	$162,754	$(109,111)	$53,643

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $3.5 million and $4.0 million for the three months ended July 31, 2021 and 2020, respectively.

Future expected amortization expense for the remainder of fiscal 2022 and for succeeding fiscal years, as of July 31, 2021, are as follows (in thousands):

Fiscal	Amount
2022	10,363
2023	11,429
2024	9,690
2025	6,048
2026	4,955
2027	2,963
Thereafter	3,519
Total	$48,967

As of July 31, 2021, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the three months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

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

For the Three Months Ended July 31, 2021 and 2020

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $56.3 million as of July 31, 2021 and $60.8 million as of April 30, 2021. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of July 31, 2021.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021	April 30, 2021
Finished goods	$79,745	$62,465
Finished parts	4,833	4,629
Work in process	420	445
Raw material	7,044	6,757
Total inventories	$92,042	$74,296

(7) Debt:

On August 24, 2020, we entered into a financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of July 31, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of July 31, 2021, there were no borrowings under the revolving line of credit. If we would have had borrowings at July 31, 2021, those borrowings would have borne interest at approximately 1.87%, which is equal to LIBOR plus the applicable margin.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(8) Equity:

Earnings per Share

On August 24, 2020, the date of consummation of the Separation, our former parent distributed 13,975,104 shares of our common stock, par value $0.001 per share, to our former parent’s stockholders of record as of August 10, 2020. We utilize this share amount for the calculation of basic and diluted earnings per share for the three months ended July 31, 2020 as all common stock was owned by our former parent prior to the Separation. For the three months ended July 31, 2020, these shares are treated as issued and outstanding for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as we had no stock-based awards outstanding prior to the Separation.

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three months ended July 31, 2021.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2021			2020
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,457	14,083	$0.25	$1,789	13,975	$0.13
Effect of dilutive stock awards	—	218	(0.01)	—	—	—
Diluted earnings	$3,457	14,301	$0.24	$1,789	13,975	$0.13

Incentive Stock and Employee Stock Purchase Plans

We have a stock incentive plan, or the 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. The 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our board of directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the plan are generally nontransferable and subject to forfeiture.

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

We recognized $752,000 and $298,000 of stock-based compensation expense during the three months ended July 31, 2021 and 2020, respectively.  Of the total stock-based compensation expense recognized by us for the three months ended July 31, 2020, prior to the Separation, $172,000 related directly to our employees, while $126,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation.

Stock-based compensation expense is included in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

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

We grant performance stock units, or PSUs, to our executive officers and certain employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

For the Three Months Ended July 31,
2021
Grant date fair market value
American Outdoor Brands, Inc.	$26.44
Russell 2000 Index	$2,277.45
Volatility (a)
American Outdoor Brands, Inc.	47.78%
Russell 2000 Index	30.69%
Correlation coefficient (b)	0.46
Risk-free interest rate (c)	0.33%
Dividend yield (d)	0%
(a)	Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target unit amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or the RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

During the three months ended July 31, 2021, we granted an aggregate of 26,809 market-condition PSUs to our executive officers. We also granted 60,276 service-based RSUs during the three months ended July 31, 2021, including 26,809 RSUs to executive officers and 33,467 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the three months ended July 31, 2021, we cancelled 360 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2021, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.5 million.

During the three months ended July 31, 2020, our former parent granted an aggregate of 1,465 service-based RSUs to our non-executive officer employees under our former parent’s stock incentive plan, prior to the Separation. During the three months ended July 31, 2020, 7,896 service-based RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2020, our former parent delivered our former parent’s common stock to our employees, including our executive officers, with a total market value of $321,000.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2021 is as follows:

	For the three months ended July 31,
	2021
		Weighted
	Total # of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	427,519	$11.75
Awarded	97,885	27.44
Vested	(50,652)	12.35
Forfeited	(360)	16.23
RSUs and PSUs outstanding, end of period	474,392	$14.92

As of July 31, 2021, there was $4.1 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect this expense to be recognized over a weighted average remaining contractual term of 1.8 years.

We have an employee stock purchase plan, or the ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021	April 30, 2021
Accrued freight	$4,852	$2,466
Accrued sales allowances	3,222	2,931
Accrued commissions	1,254	1,578
Accrued taxes other than income	1,099	1,052
Accrued professional fees	787	701
Accrued warranty	701	717
Accrued employee benefits	272	153
Accrued other	135	245
Total accrued expenses	$12,322	$9,843

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2021 and 2020

(10) Income Taxes:

The income tax expense included in the consolidated and combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $849,000 for the three months ended July 31, 2021 and income tax expense of $1.1 million for the three months ended July 31, 2020. The effective tax rate for the three months ended July 31, 2021 and 2020 was 19.7% and 38.0%, respectively. Income tax expense for the three months ended July 31, 2021 included a discrete tax benefit of $190,000 associated with stock-based compensation. Income tax expense for three months ended July 31, 2020 included a discrete tax benefit of $377,000 associated with the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. For the period prior to the Separation, income taxes were recorded based on a carve-out basis. Prior to the Separation, our portion of income taxes were settled in the period the related tax expense was recorded. After the Separation, our income taxes are prepared on a stand-alone basis.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months ended July 31, 2021 and 2020, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not encounter any settlement fees related to product liability cases in those fiscal years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2021 and 2020 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2021. This discussion and analysis should also be read in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Background and Basis of Presentation

On August 24, 2020, our former parent completed the spin-off of its outdoor products and accessories business to our company.

Prior to the Separation and for the three months ended July 31, 2020, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent and were derived from the consolidated financial statements and accounting records of our former parent in accordance with accounting principles generally accepted in the United States, or GAAP. The combined financial statements for the three months ended July 31, 2020 do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented. For the three months ended July 31, 2020, the unaudited combined financial statements were prepared on a “carve-out” basis.

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenue, employee headcount, delivery units, or square footage, as applicable. These expense allocations included the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Springfield, Massachusetts corporate headquarters. We were allocated $2.1 million for the three months ended July 31, 2020 for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income. For the three months ended July 31, 2020, we were also allocated $1.6 million of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income.

Our unaudited financial statements for the three months ended July 31, 2021 are consolidated financial statements based on the reported results of our company as a standalone company.

First Quarter Fiscal 2021 Highlights

Our operating results for the three months ended July 31, 2021 included the following:

•

Net sales were $60.8 million, an increase of $10.3 million, or 20.4%, over the comparable quarter last year, reflecting increased net sales in our traditional channels, including increased international net sales.

•	Gross margin was 47.7%, an increase of 70 basis points over the comparable quarter last year.
•	Net income was $3.5 million, or $0.24 per diluted share, compared with net income of $1.8 million, or $0.13 per diluted share, for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $9.6 million for the three months ended July 31, 2021 compared with $8.7 million for the three months ended July 31, 2020. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$60,768	$50,468	$10,300	20.4%
Cost of sales	31,785	26,737	5,048	18.9%
Gross profit	$28,983	$23,731	$5,252	22.1%
% of net sales (gross margin)	47.7%	47.0%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$16,608	$24,548	$(7,940)	-32.3%
Traditional channels	44,160	25,920	18,240	70.4%
Total net sales	$60,768	$50,468	$10,300	20.4%

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$56,530	$48,472	$8,058	16.6%
International net sales	4,238	1,996	2,242	112.3%
Total net sales	$60,768	$50,468	$10,300	20.4%

For the three months ended July 31, 2021, total net sales increased $10.3 million, or 20.4%, over the comparable quarter last year, primarily because of higher demand for the majority of our products, which we believe was driven by increased participation in outdoor activities, such as shooting sports, hunting, camping, and fishing.  We believe the increase in shooting sports was driven in part by increased consumer interest in self-protection, as indicated by total adjusted background checks as reported to the National Instant Check System, or NICS, that suggests approximately eight million new consumers entered the firearm market in calendar 2020. There is typically a lag between when a consumer purchases his, her, or their first firearm and when that same consumer purchases firearm related accessory products, such as those we offer. In addition, a portion of the increased sales resulted from new product introductions that have higher average selling prices. Net sales in our e-commerce channel decreased $7.9 million, or 32.3%, from the comparable quarter last year, a period which, we believe reflected heightened e-commerce net sales because of COVID-19 related restrictions.  In addition, our prior year comparable quarter included replenishment of retailer inventory after non-essential product orders were halted in our fourth quarter of fiscal 2020, which had a positive impact on our net sales for the three months ended July 31, 2020. During that period, we noted numerous retail store closures and stay at home orders that we believe resulted in a shift in consumer preferences to online retailers. Although our net sales in our e-commerce channel decreased from the comparable quarter last year, direct-to-consumer sales from our own websites increased. Net sales in our traditional channels increased $18.2 million, or 70.4%, over the comparable quarter last year primarily because of increased foot traffic at national retailers during the three months ended July 31, 2021, compared with reduced foot traffic in the comparable quarter last year, resulting from COVID-19 related store closures mentioned above. In addition, net sales in our international channel increased, primarily as a result of increased demand for products in our hunting and shooting sports categories and new customers.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 22.3% of net sales for the three months ended July 31, 2021.

Gross margin for the three months ended July 31, 2021 increased 70 basis points over the comparable quarter last year primarily because of improved manufacturing efficiencies due to increased volume, favorable excess and obsolete inventory adjustments, and lower spending, partially offset by customer mix and increased freight costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,521	$1,230	$291	23.7%
Selling, marketing, and distribution	13,200	10,543	2,657	25.2%
General and administrative	10,039	9,494	545	5.7%
Total operating expenses	$24,760	$21,267	$3,493	16.4%
% of net sales	40.7%	42.1%

Research and development expenses increased $291,000 over the comparable quarter last year, primarily as a result of increased headcount, to support new product introductions, that caused higher compensation related expenses. Selling, marketing, and distribution expenses increased $2.7 million over the comparable quarter last year, primarily as a result of $751,000 of increased freight costs and increased unit shipments; $598,000 of higher digital, print, and commercial advertising expenses; and $537,000 of higher compensation related expenses from new employees hired over the course of fiscal 2021 to support the growth in our business. General and administrative expenses increased $545,000 over the comparable quarter last year, primarily as a result of $312,000 of increased stock compensation expense because of the Separation; $217,000 of increased standalone expenses, such as subscription and software costs, and higher professional fees, partially offset by $584,000 of lower acquired intangible asset amortization.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income	$4,223	$2,464	$1,759	71.4%
% of net sales (operating margin)	6.9%	4.9%

Operating income for the three months ended July 31, 2021 was $4.2 million, an increase of $1.8 million over $2.5 million operating income for the three months ended July 31, 2020, primarily because of increased sales and increased gross margin, partially offset by increased operating expenses as described above.

Interest (Expense)/Income, Net

The following table sets forth certain information regarding interest (expense)/income, net for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Interest (expense)/income, net	$(46)	$336	$(382)	-113.7%

For the three months ended July 31, 2021, interest (expense)/income decreased $382,000 from the comparable quarter last year because of lower related party notes receivable balances. The related party notes were settled on the date of the Separation.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$849	$1,095	$(246)	-22.5%
% of income from operations (effective tax rate)	19.7%	38.0%		-18.3%

We recorded income tax expense of $849,000 for the three months ended July 31, 2021 compared with income tax expense of $1.1 million for the prior year comparable quarter. The effective tax rate for July 31, 2021 included discrete items related to stock-based compensation. The effective tax rate for July 31, 2020 included discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income	$3,457	$1,789	$1,668	93.2%
Net income per share
Basic	$0.25	$0.13	$0.12	92.3%
Diluted	$0.24	$0.13	$0.11	84.6%

Net income of $3.5 million, or $0.24 per diluted share, for the three months ended July 31, 2021 was $1.7 million higher than net income of $1.8 million, or $0.13 per share, for the comparable quarter last year, primarily because of increased sales volume from higher demand, new product sales that have higher average selling prices, higher gross margins, and lower acquisition related amortization expense.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three months ended July 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended July 31,
	2021	2020

GAAP net income	$3,457	$1,789
Interest expense	46	—
Income tax expense	849	1,095
Depreciation and amortization	4,179	5,388
Related party interest income	—	(336)
Stock compensation	752	298
Transition costs	—	251
Technology implementation	272	—
COVID-19 costs	—	223
Non-GAAP Adjusted EBITDAS	$9,555	$8,708

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; the hiring of additional employees; growth strategies, including any potential acquisitions; to repay any indebtedness we may incur over time; and the development of our independent information technology infrastructure, including the implementation of our enterprise resource planning systems. We estimate that our information technology infrastructure will cost a total of approximately $8.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we expect capital expenditures of approximately $3.5 million and one-time operating expenses of approximately $1.6 million. In addition, we expect to record approximately $1.2 million of duplicative expenses, in fiscal 2022, as we operate both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. In fiscal 2023, we expect capital expenditures of approximately $2.0 million and one-time operating expenses of approximately $1.0 million. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our consolidated and combined statement of operations and comprehensive income.

The following table sets forth certain cash flow information for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$(3,165)	$564	$(3,729)	-661.2%
Investing activities	(986)	(984)	(2)	0.2%
Financing activities	(307)	186	(493)	-265.1%
Total cash flow	$(4,458)	$(234)	$(4,224)	1805.1%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $3.2 million for the three months ended July 31, 2021 compared with cash provided by operating activities of $564,000 for the three months ended July 31, 2020. Cash used in operating activities for the three months ended July 31, 2021 was primarily impacted by $17.3 million of increased inventory as a result of a planned inventory build in anticipation of new product introductions later in the year, preparations for seasonality in our business, and additional planned purchases to help mitigate price increases on materials and future supply chain disruptions. In addition, accrued payroll and incentives reduced by $3.5 million because of timing and the payout of management incentives during the three months ended July 31, 2021. The cash used in operations for the three months ended July 31, 2021 was offset by higher net income, $3.9 million of reduced accounts receivable from timing of customer shipments, $3.7 million of increased accounts payable from timing of inventory shipments, and $2.5 million of higher accrued expenses primarily related to freight and duty accruals as a result of higher inventory purchases.

Our inventory has increased during the three months ended July 31, 2021 for the same reasons described above. It is possible that worsening of conditions or increased fears of the COVID-19 pandemic could have a renewed and prolonged effect on manufacturing or employment in Asia, travel to and from Asia, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause delays at various U.S. ports, which could delay the timing of receipts of our products.  Therefore, we expect our inventory to increase in our second fiscal quarter because of additional planned purchases to help mitigate potential future supply chain disruptions, expected finished product price increases at our suppliers, and logistic cost fluctuations; and a planned inventory build in anticipation of new product introductions later in the fiscal year combined with our focus on introducing higher priced new products that we expect will increase inventory values.

Investing Activities

Cash used in investing activities was relatively flat for the three months ended July 31, 2021 as compared with the prior year comparable period. We expect to spend approximately $7.5 million to $8.5 million of capital expenditures in fiscal 2022, an increase of $3.9 million to $4.9 million over fiscal 2021, which includes the capital expenditures the development and implementation of our independent information technology infrastructure noted above. We recorded an immaterial amount of capital expenditures during the three months ended July 31, 2021 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $307,000 for the three months ended July 31, 2021, primarily from payments of employee withholding tax related to restricted stock issuances, compared with cash provided by financing activities of $186,000 in the prior year comparable period because of changes in net transfers from our former parent company.

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

We had $56.3 million of cash equivalents on hand as of July 31, 2021 and had $60.8 million in cash and cash equivalents on hand as of April 30, 2021.

Other Matters

Critical Accounting Policies

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, to which there have been no material changes. Actual results could differ from our estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11 — Commitments and Contingencies to our consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on July 15, 2021, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2021, we had no authorized share repurchase programs.

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 9, 2021	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 9, 2021	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer