Form 10-Q
period 2021-10-31
American Outdoor Brands, Inc.
filed 2021-12-09
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The registrant had 14,184,946 shares of common stock, par value $0.001, outstanding as of December 2, 2021.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2021 and 2020

Accumax®, BOG®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, Laserlyte®, Lasersaddle®, Lightguard®, and Rail Master®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, MEAT Your Maker!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, and Your Land. Your Legacy™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, T/C®, and Thompson/Center Arms™, among others. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

•	future lease payments for all our operating leases for the remainder of fiscal 2022 and for succeeding fiscal years;
•	future expected amortization expense for the remainder of fiscal 2022 and for succeeding fiscal years;
•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.7 years;
•	our expectation of spending approximately $7.5 million to $8.5 million for capital expenditures in fiscal 2022;
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
•

the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained if sufficient funds are not available or are not available on acceptable terms;

•

our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay of any indebtedness we may incur over time; and develop our independent information technology infrastructure, including the implementation of our enterprise resource planning systems;

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

•	the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products; and
•

our expectation that our inventory will decrease in our second half of fiscal 2022 because of seasonality in our business that has historically generated increased demand during the holiday shopping season and the anticipation of new product introductions over the remainder of our fiscal year.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	October 31, 2021 (Unaudited)	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,603	$60,801
Accounts receivable, net of allowance for credit losses of $98 on October 31, 2021 and $119 on April 30, 2021	49,644	37,487
Inventories	104,973	74,296
Prepaid expenses and other current assets	11,191	7,098
Income tax receivable	121	149
Total current assets	198,532	179,831
Property, plant, and equipment, net	12,447	10,992
Intangible assets, net	46,978	53,643
Goodwill	64,315	64,315
Right-of-use assets	24,722	25,375
Deferred income taxes	7,086	6,683
Other assets	358	424
Total assets	$354,438	$341,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,081	$16,021
Accrued expenses	14,480	9,843
Accrued payroll and incentives	3,808	6,774
Lease liabilities, current	1,888	1,771
Accrued profit sharing	922	1,933
Total current liabilities	41,179	36,342
Lease liabilities, net of current portion	23,931	24,780
Other non-current liabilities	59	236
Total liabilities	65,169	61,358
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,182,730 shares issued and outstanding on October 31, 2021 and 14,059,440 shares issued and outstanding on April 30, 2021	14	14
Additional paid in capital	266,686	265,362
Retained earnings	22,569	14,529
Total equity	289,269	279,905
Total liabilities and equity	$354,438	$341,263

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales (including $882,000 and $2.4 million of related party sales for the one month and four months of our fiscal year 2021, respectively, prior to the Separation)	$70,760	$79,098	$131,528	$129,565
Cost of sales	37,723	42,025	69,508	68,762
Gross profit	33,037	37,073	62,020	60,803
Operating expenses:
Research and development	1,457	1,932	2,977	3,162
Selling, marketing, and distribution	15,664	15,679	28,864	26,305
General and administrative	10,615	9,898	20,654	19,308
Total operating expenses	27,736	27,509	52,495	48,775
Operating income	5,301	9,564	9,525	12,028
Other income/(expense), net:
Other income, net	619	127	747	211
Interest (expense)/income, net	(53)	56	(99)	392
Total other income, net	566	183	648	603
Income from operations before income taxes	5,867	9,747	10,173	12,631
Income tax expense	1,284	2,408	2,133	3,503
Net income/comprehensive income	$4,583	$7,339	$8,040	$9,128
Net income per share:
Basic	$0.32	$0.52	$0.57	$0.65
Diluted	$0.32	$0.52	$0.56	$0.65
Weighted average number of common shares outstanding:
Basic	14,135	13,981	14,109	13,978
Diluted	14,348	14,155	14,369	14,125

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common Stock		Former Net Parent	Additional
For the three months ended October 31, 2021 and 2020	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at July 31, 2020	—	$—	$227,342	$—	$—	$227,342
Net Income	—	—	2,087	—	5,252	7,339
Stock-based compensation	—	—	—	776	—	776
Issuance of common stock under restricted stock unit awards	17	—	—	—	—	—
Net transfers from former Parent	—	—	33,328	—	—	33,328
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,757)	262,743	—	—
Balance at October 31, 2020	13,992	$14	$—	$263,519	$5,252	$268,785

Balance at July 31, 2021	14,100	$14	$—	$265,807	$17,986	$283,807
Net Income	—	—	—	—	4,583	4,583
Stock-based compensation	—	—	—	664	—	664
Shares issued under employee stock purchase plan	35	—	—	408	—	408
Issuance of common stock under restricted stock unit awards, net of tax	48	—	—	(193)	—	(193)
Balance at October 31, 2021	14,183	$14	$—	$266,686	$22,569	$289,269

	Common Stock		Former Net Parent	Additional
For the six months ended October 31, 2021 and 2020	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Total Equity
Balance at April 30, 2020	—	$—	$224,098	$—	$—	$224,098
Net Income	—	—	3,876	—	5,252	9,128
Stock-based compensation	—	—	—	776	—	776
Issuance of common stock under restricted stock unit awards	17	—	—	—	—	—
Net transfers from former Parent	—	—	34,783	—	—	34,783
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,757)	262,743	—	—
Balance at October 31, 2020	13,992	$14	$—	$263,519	$5,252	$268,785

Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	$279,905
Net Income	—	—	—	—	8,040	8,040
Stock-based compensation	—	—	—	1,416	—	1,416
Shares issued under employee stock purchase plan	35	—	—	408	—	408
Proceeds from exercise of stock options	3	—	—	5	—	5
Issuance of common stock under restricted stock unit awards, net of tax	86	—	—	(505)	—	(505)
Balance at October 31, 2021	14,183	$14	$—	$266,686	$22,569	$289,269

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$8,040	$9,128
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,386	10,459
Loss on sale/disposition of assets	127	—
Provision for credit losses on accounts receivable	38	174
Deferred income taxes	(403)	(780)
Stock-based compensation expense	1,416	1,196
Changes in operating assets and liabilities:
Accounts receivable	(12,195)	(21,955)
Inventories	(30,677)	(13,576)
Prepaid expenses and other current assets	(4,093)	(2,654)
Income taxes	28	2,546
Accounts payable	3,632	11,716
Accrued payroll and incentives	(2,966)	2,421
Right of use assets	812	586
Accrued profit sharing	(1,011)	86
Accrued expenses	4,637	5,690
Other assets	23	(451)
Lease liabilities	(891)	(728)
Other non-current liabilities	(177)	598
Net cash (used in)/provided by operating activities	(25,274)	4,456
Cash flows from investing activities:
Payments to acquire patents and software	(292)	(378)
Payments to acquire property and equipment	(2,540)	(1,728)
Net cash used in investing activities	(2,832)	(2,106)
Cash flows from financing activities:
Net transfers from former Parent	—	31,706
Cash paid for debt issuance costs	—	(410)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	413	—
Payment of employee withholding tax related to restricted stock units	(505)	—
Net cash (used in)/provided by financing activities	(92)	31,296
Net (decrease)/increase in cash and cash equivalents	(28,198)	33,646
Cash and cash equivalents, beginning of period	60,801	234
Cash and cash equivalents, end of period	$32,603	$33,880
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$76	$28
Income taxes	$2,500	$1

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Six Months Ended October 31,
	2021	2020
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$671	$82
Non-cash transfers to/from former Parent	—	1,398
Changes in right of use assets for operating lease obligations	158	23,940
Changes in lease liabilities for operating lease obligations	158	23,940

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

(1) Background, Description of Business, and Basis of Presentation:

Background

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent, completed the spin-off of its outdoor products and accessories business, or the Separation, to our company (our “company,” “we,” “us,” or “our”).

The consolidated and combined financial statements for the period prior to the Separation do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented. For the period prior to the Separation, the unaudited combined financial statements were prepared on a “carve-out” basis.

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

Our unaudited consolidated and combined financial statements for the three and six months ended October 31, 2021 are consolidated financial statements based on the reported results of our company as a standalone company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and Article 10 of Regulation S-X. The consolidated balance sheet at April 30, 2021 was derived from audited financial statements.

The consolidated and combined financial statements at October 31, 2021, and for the three and six months ended October 31, 2021 and 2020, are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results reported in these consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Basis of Presentation – Prior to the Separation

For the period prior to the Separation in fiscal 2021, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent and were derived from the consolidated financial statements and accounting records of our former parent in accordance with GAAP.

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses was allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenue, employee headcount, delivered units, or square footage, as applicable. These expense allocations included the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Springfield, Massachusetts corporate headquarters. For the period prior to the Separation in fiscal 2021, we were allocated $637,000 and $2.7 million for our second fiscal quarter 2021 and our fiscal year 2021, respectively, for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income. For the period prior to the Separation in fiscal 2021, we were also allocated $290,000 and $1.9 million for our second fiscal quarter 2021 and our fiscal year 2021, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income.

For the period prior to the Separation in fiscal 2021, our net sales to our former parent totaled $882,000 and $2.4 million for our second fiscal quarter 2021 and our fiscal year 2021, respectively, which are included in net sales in the consolidated and combined statements of operations and comprehensive income.

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

For the Three and Six Months Ended October 31, 2021 and 2020

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

Reclassification

We have adjusted the accompanying consolidated balance sheet as of April 30, 2021 to reclassify $4.8 million from accounts receivable, net, to other current assets, to conform with our current presentation. This reclassification had no impact on the previously reported net income and comprehensive income and operating cash flows.

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) a payment obligation, ii) physical possession of goods has been received, iii) legal title to goods has passed, iv) risks and rewards of ownership of goods has passed to the customer, and v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer.

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

The amount of revenue we recognize reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$27,535	$26,243	$1,292	4.9%
Traditional channels	43,225	52,855	(9,630)	-18.2%
Total net sales	$70,760	$79,098	$(8,338)	-10.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$67,458	$76,525	$(9,067)	-11.8%
International net sales	3,302	2,573	729	28.3%
Total net sales	$70,760	$79,098	$(8,338)	-10.5%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$44,143	$50,791	$(6,648)	-13.1%
Traditional channels	87,385	78,774	8,611	10.9%
Total net sales	$131,528	$129,565	$1,963	1.5%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$123,988	$124,996	$(1,008)	-0.8%
International net sales	7,540	4,569	2,971	65.0%
Total net sales	$131,528	$129,565	$1,963	1.5%

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

We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics and similar financial assets. We adjust the allowance as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

In November 2020, we entered into a factoring arrangement with a designated financial institution specifically designed to factor trade receivables with a certain customer that has extended terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the three and six months ended October 31, 2021, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income, net on our consolidated and combined statement of operations.

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

For the three months ended October 31, 2021, two of our customers accounted for more than 10% of our net sales, accounting for $21.2 million, or 29.9%, and $9.3 million, or 13.1%, respectively, of our net sales. For the six months ended October 31, 2021, two of our customers accounted for more than 10% of our net sales, accounting for $32.3 million, or 24.5%, and $14.8 million, or 11.3%, respectively, of our net sales.  As of October 31, 2021, two of our customers exceeded 10% or more of our accounts receivable, accounting for $19.2 million, or 38.7%, and $5.0 million, or 10.1%, respectively, of our accounts receivable.

For the three and six months ended October 31, 2020, one of our customers accounted for more than 10% of our net sales, accounting for $18.9 million, or 23.9%, and $38.2 million, or 29.5%, respectively, of our net sales. As of October 31, 2020, one of our customers exceeded 10% or more of our accounts receivable, accounting for $19.7 million, or 33.9%, of our accounts receivable.

(2) Recently Adopted and Issued Accounting Standards:

Recently Issued Accounting Standards – In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. We do not expect the new guidance to have a material impact on our consolidated and combined financial statements and related disclosures.

Recently Adopted Accounting Standards – In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 on May 1, 2021, and the cumulative effect of the adoption was not material to our consolidated and combined financial statements and related disclosures.

(3) Leases:

We lease certain of our real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of October 31, 2021 are as follows (in thousands):

October 31, 2021
Operating Leases
Right-of-use assets	$27,475
Accumulated amortization	(2,753)
Right-of-use assets, net	$24,722

Lease liabilities, current portion	$1,888
Lease liabilities, net of current portion	23,931
Total operating lease liabilities	$25,819

For the three and six months ended October 31, 2021, we recorded $920,000 and $1.8 million, respectively, of operating lease costs, of which $49,000 and $100,000, respectively, were short-term operating lease costs. For the three and six months ended October 31, 2020, we recorded $865,000 and $1.2 million, respectively, of operating lease costs, of which $51,000 and $185,000, respectively, were short-term operating lease costs. As of October 31, 2021, our weighted average lease term and weighted average discount rate for our operating leases were 16.1 years and 5.3%, respectively. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2022 and for succeeding fiscal years are as follows (in thousands):

Operating
2022	$1,606
2023	3,081
2024	2,055
2025	2,059
2026	2,005
2027	2,033
Thereafter	26,514
Total future lease payments	39,353
Less amounts representing interest	(13,534)
Present value of lease payments	25,819
Less current maturities of lease liabilities	(1,888)
Long-term maturities of lease liabilities	$23,931

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $891,000 and $728,000 for the six months ended October 31, 2021 and 2020, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

(4) Goodwill and Intangible Assets, net:

The following table summarizes intangible assets as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021			April 30, 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(64,151)	$25,829	$89,980	$(60,347)	$29,633
Developed technology	21,588	(15,350)	6,238	21,588	(14,456)	7,132
Patents, trademarks, and trade names	50,095	(36,640)	13,455	50,007	(34,308)	15,699
	161,663	(116,141)	45,522	161,575	(109,111)	52,464
Patents in progress	1,026	—	1,026	749	—	749
Total definite-lived intangible assets	162,689	(116,141)	46,548	162,324	(109,111)	53,213
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$163,119	$(116,141)	$46,978	$162,754	$(109,111)	$53,643

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $3.5 million and $4.2 million for the three months ended October 31, 2021 and 2020, respectively.  Amortization expense amounted to $7.0 million and $8.3 million for the six months ended October 31, 2021 and 2020, respectively.

Future expected amortization expense for the remainder of fiscal 2022 and for succeeding fiscal years, as of October 31, 2021, are as follows (in thousands):

Fiscal	Amount
2022	$6,851
2023	11,433
2024	9,695
2025	6,050
2026	4,958
2027	2,966
Thereafter	3,569
Total	$45,522

As of October 31, 2021, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

(5) Fair Value Measurement:

We follow the provisions of Accounting Standards Codification, or ASC, 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $32.6 million as of October 31, 2021 and $60.8 million as of April 30, 2021. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of October 31, 2021.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021		April 30, 2021
Finished goods	$92,405	(a)	$62,465
Finished parts	5,720		4,629
Work in process	337		445
Raw material	6,511		6,757
Total inventories	$104,973		$74,296

(a)

Finished goods inventory increased as a result of a planned inventory build in anticipation of new product introductions later in the year, preparations for seasonality in our business, and additional planned purchases to help mitigate price increases on materials and future supply chain disruptions.

(7) Debt:

On August 24, 2020, we entered into a financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of October 31, 2021. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of October 31, 2021, there were no borrowings under the revolving line of credit. If we would have had borrowings at October 31, 2021, those borrowings would have borne interest at approximately 1.88%, which is equal to LIBOR plus the applicable margin.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

(8) Equity:

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three and six months ended October 31, 2021 and 2020, respectively.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2021			2020
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$4,583	14,135	$0.32	$7,339	13,981	$0.52
Effect of dilutive stock awards	—	213	—	—	174	—
Diluted earnings	$4,583	14,348	$0.32	$7,339	14,155	$0.52

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2021 and 2020 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2021			2020
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$8,040	14,109	$0.57	$9,128	13,978	$0.65
Effect of dilutive stock awards	—	260	(0.01)	—	147	—
Diluted earnings	$8,040	14,369	$0.56	$9,128	14,125	$0.65

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

We recognized $664,000 and $899,000 of stock-based compensation expense for the three months ended October 31, 2021 and 2020, respectively.  Of the total stock-based compensation expense recognized by us for the period prior to the Separation in fiscal year 2021, $800,000 related directly to our employees, while $99,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation.

We recognized $1.4 million and $1.2 million of stock-based compensation expense for the six months ended October 31, 2021 and 2020, respectively.  Of the total stock-based compensation expense recognized by us for the period prior to the Separation in fiscal year 2021, $972,000 related directly to our employees, while $224,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period. Awards that do not vest are forfeited.

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three and Six Months Ended October 31,
	2021	2020
Grant date fair market value
American Outdoor Brands, Inc.	$26.44	$13.30
Russell 2000 Index	$2,277.45	$1,504.59
Volatility (a)
American Outdoor Brands, Inc.	47.78%	47.54%
Russell 2000 Index	30.69%	27.70%
Correlation coefficient (b)	0.46	0.48
Risk-free interest rate (c)	0.33%	0.17%
Dividend yield (d)	0%	0%

(a)	Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

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

During the six months ended October 31, 2021, we granted an aggregate of 26,809 PSUs to our executive officers. We also granted 73,248 RSUs during the six months ended October 31, 2021, including 26,809 RSUs to executive officers and 46,439 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the six months ended October 31, 2021, we cancelled 21,363 RSUs and 14,271 PSUs, for a total of 35,634 cancelled, as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2021, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.0 million.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

During the six months ended October 31, 2020, we granted an aggregate of 165,559 RSUs to our executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2020, 312 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2020, we delivered common stock to our employees, including our executive officers, with a total market value of $235,000.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2021 and 2020 is as follows:

	For the Six Months ended October 31,
	2021		2020
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	427,519	$11.75	—	$—
Converted on August 24, 2020	—	—	237,589	9.20
Awarded	110,857	27.22	243,604	14.08
Vested	(106,724)	11.43	(16,631)	9.20
Forfeited	(35,634)	14.43	(312)	11.52
RSUs and PSUs outstanding, end of period	396,018	$15.92	464,250	$11.76

As of October 31, 2021, there was $3.7 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.7 years.

We have an employee stock purchase plan, or the ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.  During the six months ended October 31, 2021, 34,722 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We amortize the fair value of the award over the vesting period of the option.  Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the six months ended October 31, 2021 and 2020:

	For the Three and Six Months Ended October 31,
	2021	2020
Risk-free interest rate	0.05% - 0.09%	0.06% - 0.10%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	54.7% - 56.7%	57.02% - 60.61%
Dividend yield	0%	0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

We estimate expected volatility using historical volatility for the expected term.  The fair value of each stock option or ESPP purchase was estimated on the date of the grant using Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021	April 30, 2021
Accrued freight	$4,951	$2,466
Accrued sales allowances	4,930	2,931
Accrued commissions	1,632	1,578
Accrued taxes other than income	1,212	1,052
Accrued warranty	671	717
Accrued professional fees	643	701
Accrued other	232	245
Accrued employee benefits	209	153
Total accrued expenses	$14,480	$9,843

(10) Income Taxes:

The income tax expense included in the consolidated and combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $1.3 million for the three months ended October 31, 2021 and income tax expense of $2.4 million for the three months ended October 31, 2020. The effective tax rate for the three months ended October 31, 2021 and 2020 was 21.9% and 24.7%, respectively. Income tax expense for the three months ended October 31, 2021 included a discrete tax benefit of $171,000 associated with stock-based compensation. Income tax expense for three months ended October 31, 2020 included a discrete tax benefit of $210,000 associated with stock-based compensation and the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. We recorded income tax expense of $2.1 million for the six months ended October 31, 2021 and income tax expense of $3.5 million for the six months ended October 31, 2020.  The effective tax rate for the six months ended October 31, 2021 and 2020 was 21.0% and 27.7%, respectively.  Income tax expense for the six months ended October 31, 2021 included a discrete tax benefit of $361,000 associated with stock-based compensation. Income tax expense for six months ended October 31, 2020 included a discrete tax benefit of $579,000 associated with stock-based compensation and the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. For the period prior to the Separation, income taxes were recorded based on a carve-out basis. Prior to the Separation, our portion of income taxes were settled in the period the related tax expense was recorded. After the Separation, our income taxes are prepared on a stand-alone basis.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and six months ended October 31, 2021 and 2020, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

Gain Contingency

In 2018, the United States imposed additional section 301 tariffs, of up to 25%, on certain goods imported from China. These additional section 301 tariffs apply to our sourced products from China and have added additional cost to us. We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs, specifically on goods that we sold internationally. We are

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2021 and 2020

accounting for duty drawbacks as a gain contingency and may record any such gain from a reimbursement in future periods if and when the contingency is resolved.

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

(13) Subsequent Events:

On December 6, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock, executable through December 2023. The shares may be purchased from time to time in the open market, block purchases, or in privately negotiated transactions. In addition, our Board of Directors authorized our management to determine the amount and timing depending on price, trading volume, and general market conditions, subject to compliance with applicable laws and regulations. The repurchase authorization also allows our management to make repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 9, 2021, we had not made any purchases under this authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2021 and 2020 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2021. This discussion and analysis should also be read in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Prior to the Separation, the unaudited combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent and were derived from the consolidated financial statements and accounting records of our former parent in accordance with accounting principles generally accepted in the United States, or GAAP. The combined financial statements for the period prior to the Separation do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented. For those periods prior to the Separation, the unaudited combined financial statements were prepared on a “carve-out” basis.

In addition, for purposes of preparing the combined financial statements, prior to the Separation, on a “carve-out” basis, a portion of our former parent’s total corporate expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenue, employee headcount, delivery units, or square footage, as applicable. These expense allocations included the cost of corporate functions and resources provided by our former parent, including executive management, finance, accounting, legal, human resources, internal audit, and the related benefit costs associated with such functions, such as stock-based compensation and the cost of our former parent’s Springfield, Massachusetts corporate headquarters. For the period prior to the Separation in fiscal 2021, we were allocated $637,000 and $2.7 million during our second fiscal quarter 2021 and our fiscal year 2021, respectively, for such corporate expenses, which were included within general and administrative expenses in the consolidated and combined statements of operations and comprehensive income. For the period prior to the Separation in fiscal 2021, we were also allocated $290,000 and $1.9 million, during our second fiscal quarter 2021 and our fiscal year 2021, respectively, of such distribution expenses, which were included within cost of sales; selling, marketing, and distribution expenses; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income.

Our unaudited financial statements for the three and six months ended October 31, 2021 are consolidated financial statements based on the reported results of our company as a standalone company.

Second Quarter Fiscal 2022 Highlights

Our operating results for the three months ended October 31, 2021 included the following:

•

Net sales were $70.8 million, a decrease of $8.3 million, or 10.5%, from the comparable quarter last year, reflecting a decrease in traditional channel net sales, offset by increased e-commerce channel net sales.

•	Gross margin was 46.7%, a decrease of 20 basis points from the comparable quarter last year.
•	Net income was $4.6 million, or $0.32 per diluted share, compared with net income of $7.3 million, or $0.52 per diluted share, for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $11.7 million for the three months ended October 31, 2021 compared with $15.8 million for the three months ended October 31, 2020. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the six months ended October 31, 2021 included the following:

•

Net sales were $131.5 million, an increase of $2.0 million, or 1.5%, over the prior year comparable period, reflecting increased net sales in our traditional channels, including increased international net sales.

•	Gross margin was 47.2%, an increase of 30 basis points over the prior year comparable period.
•	Net income was $8.0 million, or $0.56 per diluted share, compared with net income of $9.1 million, or $0.65 per diluted share, for the prior year comparable period.
•

Non-GAAP Adjusted EBITDAS was $21.3 million for the six months ended October 31, 2021 compared with $24.5 million for the three months ended October 31, 2020. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$70,760	$79,098	$(8,338)	-10.5%
Cost of sales	37,723	42,025	(4,302)	-10.2%
Gross profit	$33,037	$37,073	$(4,036)	-10.9%
% of net sales (gross margin)	46.7%	46.9%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$27,535	$26,243	$1,292	4.9%
Traditional channels	43,225	52,855	(9,630)	-18.2%
Total net sales	$70,760	$79,098	$(8,338)	-10.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$67,458	$76,525	$(9,067)	-11.8%
International net sales	3,302	2,573	729	28.3%
Total net sales	$70,760	$79,098	$(8,338)	-10.5%

For the three months ended October 31, 2021, total net sales decreased $8.3 million, or 10.5%, from the comparable quarter last year.

Net sales in our traditional channels decreased $9.6 million, or 18.2%, from the comparable quarter last year primarily because of what we believe was a build in traditional channel inventories of our products during our first fiscal quarter of 2022 that delayed replenishment orders until the second half of our second fiscal quarter.  We believe that certain customers accelerated their purchases during our first quarter of fiscal 2022 to offset the possibility of delays caused by global supply chain disruptions.  In addition, we believe net sales were heightened in the comparable quarter last year, a period in which stores were replenishing their inventory as they were reopening from COVID-19 related restrictions. These decreases were partially offset by increased demand for our hunting products in anticipation of the fall hunting season as well as price increases to mitigate increased material and freight costs.

Net sales in our e-commerce channel increased $1.3 million, or 4.9%, over the comparable quarter last year, which we believe resulted from increased net sales in our own direct-to-consumer websites, successful fall promotional activity on our websites and with our online retailers, as well as increased orders to replenish inventory by the world’s largest e-commerce retailer.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 25.8% of net sales for the three months ended October 31, 2021.

Gross margin for the three months ended October 31, 2021 decreased 20 basis points from the comparable quarter last year primarily because of higher freight costs, writing down a portion of inventory to net realizable value, and unfavorable manufacturing absorption, partially offset by favorable impacts price increases and customer mix.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net sales	$131,528	$129,565	$1,963	1.5%
Cost of sales	69,508	68,762	746	1.1%
Gross profit	$62,020	$60,803	$1,217	2.0%
% of net sales (gross margin)	47.2%	46.9%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
e-commerce channels	$44,143	$50,791	$(6,648)	-13.1%
Traditional channels	87,385	78,774	8,611	10.9%
Total net sales	$131,528	$129,565	$1,963	1.5%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Domestic net sales	$123,988	$124,996	$(1,008)	-0.8%
International net sales	7,540	4,569	2,971	65.0%
Total net sales	$131,528	$129,565	$1,963	1.5%

For the six months ended October 31, 2021, total net sales increased $2.0 million, or 1.5%, over the prior year comparable period.

Net sales in our traditional channels increased $8.6 million, or 10.9%, over the prior year comparable period, primarily because of increased demand for our hunting products in anticipation of the fall hunting season and increased foot traffic at national retailers during the six months ended October 31, 2021 compared with reduced foot traffic in the prior year comparable period, resulting from COVID-19 related store closures mentioned above. In addition, net sales in our international channel increased as a result of increased demand for products in our hunting and shooting sports categories, primarily due to customers in Canada as well as incremental new international customers.

Net sales in our e-commerce channel decreased $6.6 million, or 13.1%, from the prior year comparable period, a period which, we believe reflected heightened e-commerce net sales because of COVID-19 related restrictions.  In addition, our prior year comparable period included replenishment of retailer inventory after non-essential product orders were halted in our fourth quarter of fiscal 2020, which had a positive impact on our net sales for the six months ended October 31, 2020. During that period, we noted numerous retail store closures and stay at home orders that we believe resulted in a shift in consumer preferences to online retailers. Although our net sales in our e-commerce channel decreased from the prior year comparable period, direct-to-consumer sales from our own websites increased.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 24.5% of net sales for the six months ended October 31, 2021.

Gross margin for the six months ended October 31, 2021 increased 30 basis points over the prior year comparable period primarily because of improved manufacturing efficiencies due to increased volume, favorable excess and obsolete inventory adjustments, and lower spending, partially offset by increased freight costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$1,457	$1,932	$(475)	-24.6%
Selling, marketing, and distribution	15,664	15,679	(15)	-0.1%
General and administrative	10,615	9,898	717	7.2%
Total operating expenses	$27,736	$27,509	$227	0.8%
% of net sales	39.2%	34.8%

Research and development expenses decreased $475,000 from the comparable quarter last year, primarily as a result of lower professional fees and outside services. Selling, marketing, and distribution expenses was flat compared with the comparable quarter last year with lower professional fees, lower brand website and brand initiative expenses, and lower sales volume related expenses, offset by higher advertising, trade show expenses, and freight costs. General and administrative expenses increased $717,000 over the comparable quarter last year, primarily as a result of $1.4 million of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs, partially offset by $583,000 of lower acquired intangible asset amortization.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$2,977	$3,162	$(185)	-5.9%
Selling, marketing, and distribution	28,864	26,305	2,559	9.7%
General and administrative	20,654	19,308	1,346	7.0%
Total operating expenses	$52,495	$48,775	$3,720	7.6%
% of net sales	39.9%	37.6%

Research and development expenses decreased $185,000 from the prior year comparable period, primarily as a result of lower professional fees and outside services. Selling, marketing, and distribution expenses increased $2.6 million over the prior year comparable period, primarily as a result of $1.9 million of increased freight costs from increased unit shipments; $1.2 million of higher digital, print, and commercial advertising expenses; and $818,000 of higher compensation related expenses from new employees hired over the course of fiscal 2021 to support the growth in our business. General and administrative expenses increased $1.3 million over the prior year comparable period, primarily as a result of $2.1 million of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs, partially offset by $1.2 million of lower acquired intangible asset amortization.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income	$5,301	$9,564	$(4,263)	-44.6%
% of net sales (operating margin)	7.5%	12.1%

Operating income for the three months ended October 31, 2021 was $5.3 million, a decrease of $4.3 million from $9.6 million operating income for the three months ended October 31, 2020, primarily because of lower sales and gross profit and higher operating expenses as described above.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating income	$9,525	$12,028	$(2,503)	-20.8%
% of net sales (operating margin)	7.2%	9.3%

Operating income for the six months ended October 31, 2021 was $9.5 million, a decrease of $2.5 million from $12.0 million operating income for the six months ended October 31, 2020, primarily because of increased operating expenses as described above.

Total Other Income, Net

The following table sets forth certain information regarding total other income, net for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Total other income, net	$566	$183	$383	209.3%

For the three months ended October 31, 2021, total other income increased $383,000 from the comparable quarter last year because of sublease income and an income tax incentive program related to the lease of our headquarters in Columbia, MO.

The following table sets forth certain information regarding total other income, net for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Total other income, net	$648	$603	$45	7.5%

For the six months ended October 31, 2021, total other income was relatively flat compared to the prior year comparable period.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$1,284	$2,408	$(1,124)	-46.7%
% of income from operations (effective tax rate)	21.9%	24.7%		-2.8%

We recorded income tax expense of $1.3 million for the three months ended October 31, 2021 compared with income tax expense of $2.4 million for the prior year comparable quarter. The effective tax rate for October 31, 2021 included discrete items related to stock-based compensation. The effective tax rate for October 31, 2020 included discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Income tax expense	$2,133	$3,503	$(1,370)	-39.1%
% of income from operations (effective tax rate)	21.0%	27.7%		-6.8%

We recorded income tax expense of $2.1 million for the six months ended October 31, 2021 compared with income tax expense of $3.5 million for the prior year comparable quarter. The effective tax rate for October 31, 2021 included discrete items related to stock-based compensation. The effective tax rate for October 31, 2020 included discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income	$4,583	$7,339	$(2,756)	-37.6%
Net income per share
Basic	$0.32	$0.52	$(0.20)	-38.5%
Diluted	$0.32	$0.52	$(0.20)	-38.5%

Net income of $4.6 million, or $0.32 per diluted share, for the three months ended October 31, 2021 was $2.8 million lower than net income of $7.3 million, or $0.52 per share, for the comparable quarter last year, primarily because of lower sales volume and gross profit as well as increased operating spending.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020	$ Change	% Change
Net income	$8,040	$9,128	$(1,088)	-11.9%
Net income per share
Basic	$0.57	$0.65	$(0.08)	-12.3%
Diluted	$0.56	$0.65	$(0.09)	-13.8%

Net income of $8.0 million, or $0.56 per diluted share, for the six months ended October 31, 2021 was $1.1 million lower than net income of $9.1 million, or $0.65 per share, for the prior year comparable period, primarily because of increased operating expenses.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and six months ended October 31, 2021 and 2020, respectively (dollars in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020

GAAP net income	$4,583	$7,339	$8,040	$9,128
Interest expense	53	—	99	—
Income tax expense	1,284	2,408	2,133	3,503
Depreciation and amortization	4,207	5,068	8,386	10,459
Related party interest income	—	(88)	—	(424)
Stock compensation	664	899	1,416	1,196
Transition costs	—	13	—	264
Technology implementation	887	—	1,159	—
COVID-19 costs	—	—	—	223
Other	18	125	18	125
Non-GAAP Adjusted EBITDAS	$11,696	$15,764	$21,251	$24,474

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay any indebtedness we may incur over time; and develop our independent information technology infrastructure, including the implementation of our enterprise resource planning systems. We estimate that our information technology infrastructure will cost a total of approximately $8.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we expect capital expenditures of approximately $3.5 million and one-time operating expenses of approximately $1.6 million. In addition, we expect to record approximately $1.2 million of duplicative expenses, in fiscal 2022, as we operate both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. In fiscal 2023, we expect capital expenditures of approximately $2.0 million and one-time operating expenses of approximately $1.0 million. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our consolidated and combined statement of operations and comprehensive income.

The following table sets forth certain cash flow information for the six months ended October 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Operating activities	$(25,274)	$4,456	$(29,730)	-667.2%
Investing activities	(2,832)	(2,106)	(726)	34.5%
Financing activities	(92)	31,296	(31,388)	-100.3%
Total cash flow	$(28,198)	$33,646	$(61,844)	-183.8%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $25.3 million for the six months ended October 31, 2021 compared with cash provided by operating activities of $4.5 million for the six months ended October 31, 2020. Cash used in operating activities for the six months ended October 31, 2021 was primarily impacted by $30.7 million of increased inventory as a result of a planned inventory build in anticipation of new product introductions later in the year, preparations for seasonality in our business, and additional planned purchases to help mitigate price increases on materials and future supply chain disruptions. In addition, accounts receivable increased $12.2 million because of timing of customer shipments, prepaid expenses and other current assets increased $4.1 million primarily from timing of insurance premium payments and deposits on inventory, and accrued payroll and incentives reduced by $3.0 million because of timing and the payout of management incentives during the six months ended October 31, 2021. The cash used in operations for the six months ended October 31, 2021 was offset by $3.7 million of increased accounts payable from timing of inventory shipments, and $4.6 million of higher accrued expenses primarily related to freight and duty accruals as a result of higher inventory purchases as well as the timing of sales volume related accrual payments.

Our inventory has increased during the three months ended October 31, 2021 for the same reasons described above. It is possible that worsening of conditions or increased fears of the COVID-19 pandemic could have a renewed and prolonged effect on manufacturing or employment in Asia, travel to and from Asia, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause further delays at various U.S. ports and as products move throughout the country, which could affect the timing of receipts of our products.  However, we expect our inventory to decrease in our second half of fiscal 2022 because of seasonality in our business that has historically generated increased demand during the holiday shopping season and the anticipation of new product introductions over the remainder of our fiscal year.

Investing Activities

Cash used in investing activities was $726,000 higher during the six months ended October 31, 2021 as compared with the prior year comparable period. We expect to spend approximately $7.5 million to $8.5 million of capital expenditures in fiscal 2022, an increase of $3.9 million to $4.9 million over fiscal 2021, which includes the capital expenditures for the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $1.2 million of capital expenditures during the six months ended October 31, 2021 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $92,000 for the six months ended October 31, 2021, primarily from payments of employee withholding tax related to restricted stock issuances offset by proceeds from employee stock purchases during the period, compared with cash provided by financing activities of $31.3 million in the prior year comparable period because of changes in net transfers from our former parent company.

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

We had $32.6 million of cash equivalents on hand as of October 31, 2021 and had $60.8 million in cash and cash equivalents on hand as of April 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes from the information provided in Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2021, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

3.2(a)	Second Amended and Restated Bylaws of American Outdoor Brands, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 27, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: December 9, 2021	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: December 9, 2021	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer