Form 10-Q
period 2022-01-31
American Outdoor Brands, Inc.
filed 2022-03-10
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The registrant had 13,352,149 shares of common stock, par value $0.001, outstanding as of March 6, 2022.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2022 and 2021

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

•	future lease payments for all our operating leases for the remainder of fiscal 2022 and for succeeding fiscal years;
•	future expected amortization expense for the remainder of fiscal 2022 and for succeeding fiscal years;
•	our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.5 years;
•	our expectation of spending approximately $7.5 million to $8.5 million for capital expenditures in fiscal 2022;
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

•	the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products;
•	our intention to utilize a combination of cash on hand and availability from our revolving line to complete the Grilla Grills acquisition; and
•	our expectation for our inventory balance to be relatively flat in our fourth quarter of fiscal 2022.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	January 31, 2022 (Unaudited)	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,778	$60,801
Accounts receivable, net of allowance for credit losses of $104 on January 31, 2022 and $119 on April 30, 2021	45,346	37,487
Inventories	119,571	74,296
Prepaid expenses and other current assets	9,672	7,098
Income tax receivable	729	149
Total current assets	198,096	179,831
Property, plant, and equipment, net	13,623	10,992
Intangible assets, net	43,754	53,643
Goodwill	64,315	64,315
Right-of-use assets	24,310	25,375
Deferred income taxes	6,620	6,683
Other assets	668	424
Total assets	$351,386	$341,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,454	$16,021
Accrued expenses	13,867	9,843
Accrued payroll and incentives	3,818	6,774
Lease liabilities, current	1,846	1,771
Accrued profit sharing	928	1,933
Total current liabilities	40,913	36,342
Lease liabilities, net of current portion	23,513	24,780
Other non-current liabilities	39	236
Total liabilities	64,465	61,358
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,188,033 shares issued and 13,823,635 shares outstanding on January 31, 2022 and 14,059,440 shares issued and outstanding on April 30, 2021	14	14
Additional paid in capital	267,583	265,362
Retained earnings	26,335	14,529
Treasury stock, at cost (364,398 shares on January 31, 2022)	(7,011)	—
Total equity	286,921	279,905
Total liabilities and equity	$351,386	$341,263

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales (including $2.4 million of related party sales for the four months of our fiscal year 2021 prior to the Separation)	$70,105	$82,649	$201,633	$212,214
Cost of sales	38,010	45,276	107,518	114,038
Gross profit	32,095	37,373	94,115	98,176
Operating expenses:
Research and development	1,377	1,478	4,354	4,641
Selling, marketing, and distribution	15,627	15,121	44,490	41,426
General and administrative	10,366	10,591	31,020	29,899
Total operating expenses	27,370	27,190	79,864	75,966
Operating income	4,725	10,183	14,251	22,210
Other income/(expense), net:
Other income, net	258	141	1,004	352
Interest (expense)/income, net	(68)	(51)	(167)	341
Total other income, net	190	90	837	693
Income from operations before income taxes	4,915	10,273	15,088	22,903
Income tax expense	1,149	2,244	3,282	5,746
Net income/comprehensive income	$3,766	$8,029	$11,806	$17,157
Net income per share:
Basic	$0.27	$0.57	$0.84	$1.23
Diluted	$0.27	$0.56	$0.82	$1.20
Weighted average number of common shares outstanding:
Basic	14,054	13,999	14,091	13,987
Diluted	14,205	14,254	14,332	14,321

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common Stock		Former Net Parent	Additional		Treasury Stock
For the three months ended January 31, 2022 and 2021	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at October 31, 2020	13,992	$14	$—	$263,519	$5,252	—	$—	$268,785
Net income	—	—	—	—	8,029	—	—	8,029
Stock-based compensation	—	—	—	904	—	—	—	904
Issuance of common stock under restricted stock unit awards	18	—	—	—	—	—	—	—
Issuance of common stock and reclassification of former net parent company investment	—	—	—	(14)	—	—	—	(14)
Balance at January 31, 2021	14,010	$14	$—	$264,409	$13,281	—	$—	$277,704

Balance at October 31, 2021	14,183	$14	$—	$266,686	$22,569	—	$—	$289,269
Net Income	—	—	—	—	3,766	—	—	3,766
Stock-based compensation	—	—	—	920	—	—	—	920
Issuance of common stock under restricted stock unit awards, net of tax	5	—	—	(23)	—	—	—	(23)
Repurchase of treasury stock	—	—	—	—	—	364	(7,011)	(7,011)
Balance at January 31, 2022	14,188	$14	$—	$267,583	$26,335	364	$(7,011)	$286,921

	Common Stock		Former Net Parent	Additional		Treasury Stock
For the nine months ended January 31, 2022 and 2021	Shares	Amount	Company Investment	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at April 30, 2020	—	$—	$224,098	$—	$—	—	$—	$224,098
Net income	—	—	3,876	—	13,281	—	—	17,157
Stock-based compensation	—	—	—	1,680	—	—	—	1,680
Issuance of common stock under restricted stock unit awards	35	—	—	(14)	—	—	—	(14)
Net transfers from former Parent	—	—	34,783	—	—	—	—	34,783
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,757)	262,743	—	—	—	—
Balance at January 31, 2021	14,010	$14	$—	$264,409	$13,281	—	$—	$277,704

Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	—	$—	$279,905
Net Income	—	—	—	—	11,806	—	—	11,806
Stock-based compensation	—	—	—	2,336	—	—	—	2,336
Shares issued under employee stock purchase plan	35	—	—	408	—	—	—	408
Proceeds from exercise of stock options	3	—	—	5	—	—	—	5
Issuance of common stock under restricted stock unit awards, net of tax	91	—	—	(528)	—	—	—	(528)
Repurchase of treasury stock	—	—	—	—	—	364	(7,011)	(7,011)
Balance at January 31, 2022	14,188	$14	$—	$267,583	$26,335	364	$(7,011)	$286,921

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$11,806	$17,157
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	12,550	15,112
Loss on sale/disposition of assets	127	—
Provision for credit losses on accounts receivable	(8)	23
Deferred income taxes	63	(780)
Stock-based compensation expense	2,336	2,100
Changes in operating assets and liabilities:
Accounts receivable	(7,851)	(19,356)
Inventories	(45,275)	(13,691)
Prepaid expenses and other current assets	(2,574)	(3,537)
Income taxes	(580)	1,182
Accounts payable	3,789	7,724
Accrued payroll and incentives	(2,956)	4,140
Right of use assets	1,224	927
Accrued profit sharing	(1,005)	961
Accrued expenses	4,024	5,919
Other assets	(308)	(15)
Lease liabilities	(1,351)	(1,097)
Other non-current liabilities	(197)	288
Net cash (used in)/provided by operating activities	(26,186)	17,057
Cash flows from investing activities:
Payments to acquire patents and software	(449)	(463)
Payments to acquire property and equipment	(4,262)	(2,600)
Net cash used in investing activities	(4,711)	(3,063)
Cash flows from financing activities:
Payments to acquire treasury stock	(7,011)	—
Net transfers from former Parent	—	31,706
Cash paid for debt issuance costs	—	(410)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	413	—
Payment of employee withholding tax related to restricted stock units	(528)	(14)
Net cash (used in)/provided by financing activities	(7,126)	31,282
Net (decrease)/increase in cash and cash equivalents	(38,023)	45,276
Cash and cash equivalents, beginning of period	60,801	234
Cash and cash equivalents, end of period	$22,778	$45,510
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$114	$61
Income taxes	$3,792	$3,680

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2022	2021
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$887	$4
Non-cash transfers to/from former Parent	—	1,398
Changes in right of use assets for operating lease obligations	158	23,940
Changes in lease liabilities for operating lease obligations	158	23,940

See accompanying notes to unaudited consolidated and combined financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

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

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

Our unaudited consolidated and combined financial statements for the three and nine months ended January 31, 2022 are consolidated financial statements based on the reported results of our company as a standalone company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and Article 10 of Regulation S-X. The consolidated balance sheet at April 30, 2021 was derived from audited financial statements.

The consolidated and combined financial statements at January 31, 2022, and for the three and nine months ended January 31, 2022 and 2021, are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results reported in these consolidated and combined financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

For the period prior to the Separation in fiscal 2021, our net sales to our former parent totaled $2.4 million, which are included in net sales in the consolidated and combined statements of operations and comprehensive income.

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

For the Three and Nine Months Ended January 31, 2022 and 2021

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

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) a payment obligation, (ii) physical possession of goods has been received, (iii) legal title to goods has passed, (iv) risks and rewards of ownership of goods has passed to the customer, and (v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$35,397	$36,450	$(1,053)	-2.9%
Traditional channels	34,708	46,199	(11,491)	-24.9%
Total net sales	$70,105	$82,649	$(12,544)	-15.2%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$67,610	$80,128	$(12,518)	-15.6%
International net sales	2,495	2,521	(26)	-1.0%
Total net sales	$70,105	$82,649	$(12,544)	-15.2%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$79,540	$87,241	$(7,701)	-8.8%
Traditional channels	122,093	124,973	(2,880)	-2.3%
Total net sales	$201,633	$212,214	$(10,581)	-5.0%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$191,599	$205,124	$(13,525)	-6.6%
International net sales	10,034	7,090	2,944	41.5%
Total net sales	$201,633	$212,214	$(10,581)	-5.0%

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the three and nine months ended January 31, 2022, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income, net on our consolidated and combined statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents in overnight U.S. government securities. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

For the three months ended January 31, 2022, one of our customers accounted for more than 10% of our net sales, specifically accounting for $25.6 million, or 36.5% of our net sales. For the nine months ended January 31, 2022, two of our customers accounted for more than 10% of our net sales, one accounting for $57.6 million, or 28.6%, and the other $20.8 million, or 10.3%, respectively, of our net sales.  As of January 31, 2022, two of our customers exceeded 10% or more of our accounts receivable, accounting for $18.4 million, or 40.5%, and $6.1 million, or 13.4%, respectively, of our accounts receivable.

For the three and nine months ended January 31, 2021, one of our customers accounted for more than 10% of our net sales, specifically accounting for $23.5 million, or 28.4%, and $61.8 million, or 29.1%, respectively, of our net sales. As of January 31, 2021, two of our customers exceeded 10% or more of our accounts receivable, accounting for $17.6 million, or 31.4%, and $6.3 million, or 11.2%, respectively, of our accounts receivable.

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

For the Three and Nine Months Ended January 31, 2022 and 2021

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of January 31, 2022 are as follows (in thousands):

January 31, 2022
Operating Leases
Right-of-use assets	$27,475
Accumulated amortization	(3,165)
Right-of-use assets, net	$24,310

Lease liabilities, current portion	$1,846
Lease liabilities, net of current portion	23,513
Total operating lease liabilities	$25,359

For the three and nine months ended January 31, 2022, we recorded $934,000 and $2.8 million, respectively, of operating lease costs, of which $57,000 and $158,000, respectively, were short-term operating lease costs. For the three and nine months ended January 31, 2021, we recorded $965,000 and $2.2 million, respectively, of operating lease costs, of which $32,000 and $217,000, respectively, were short-term operating lease costs. As of January 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 16.2 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2022 and for succeeding fiscal years are as follows (in thousands):

Operating
2022	$804
2023	3,081
2024	2,055
2025	2,059
2026	2,005
2027	2,033
Thereafter	26,514
Total future lease payments	38,551
Less amounts representing interest	(13,192)
Present value of lease payments	25,359
Less current maturities of lease liabilities	(1,846)
Long-term maturities of lease liabilities	$23,513

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.4 million and $1.1 million for the nine months ended January 31, 2022 and 2021, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

(4) Goodwill and Intangible Assets, net:

The following table summarizes intangible assets as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022			April 30, 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(66,053)	$23,927	$89,980	$(60,347)	$29,633
Developed technology	21,588	(15,681)	5,907	21,588	(14,456)	7,132
Patents, trademarks, and trade names	50,138	(37,812)	12,326	50,007	(34,308)	15,699
	161,706	(119,546)	42,160	161,575	(109,111)	52,464
Patents in progress	1,164	—	1,164	749	—	749
Total definite-lived intangible assets	162,870	(119,546)	43,324	162,324	(109,111)	53,213
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$163,300	$(119,546)	$43,754	$162,754	$(109,111)	$53,643

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense amounted to $3.4 million and $4.1 million for the three months ended January 31, 2022 and 2021, respectively.  Amortization expense amounted to $10.4 million and $12.2 million for the nine months ended January 31, 2022 and 2021, respectively.

Future expected amortization expense for the remainder of fiscal 2022 and for succeeding fiscal years, as of January 31, 2022, are as follows (in thousands):

Fiscal	Amount
2022	$3,453
2023	11,436
2024	9,698
2025	6,055
2026	4,962
2027	2,970
Thereafter	3,586
Total	$42,160

As of January 31, 2022, we had $64.3 million of goodwill. We did not have any adjustments to goodwill during the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, we had recorded $109.3 million of goodwill impairment charges since fiscal 2015 on gross goodwill of $173.6 million.

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

For the Three and Nine Months Ended January 31, 2022 and 2021

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $22.8 million as of January 31, 2022 and $60.8 million as of April 30, 2021. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We currently do not have any Level 2 or Level 3 financial assets or liabilities as of January 31, 2022.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022		April 30, 2021
Finished goods	$107,210	(a)	$62,465
Finished parts	5,591		4,629
Work in process	169		445
Raw material	6,601		6,757
Total inventories	$119,571		$74,296

(a)

Finished goods inventory increased as a result of a planned inventory build in anticipation of new product introductions later in the year and additional strategic purchases to help mitigate price increases on materials and future supply chain disruptions. In addition, the increased freight, prices on materials, and new products with higher cost values, has resulted in an increase of our average inventory unit values as of January 31, 2022 compared with April 30, 2021.

(7) Debt:

On August 24, 2020, we entered into a financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. Based on this calculation, the entire $50.0 million was available to us as of January 31, 2022. The revolving line includes an option to increase the credit commitment for an additional $15.0 million. The revolving line bears interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. If adequate means do not exist for ascertaining LIBOR, any borrowing under the credit facility may be converted into Base Rate Loans. The applicable margin can range from a minimum of 0.75% to a maximum of 2.25% based on certain conditions as defined in the credit agreement. The financing arrangement contains covenants relating to minimum debt service coverage. As of January 31, 2022, there were no borrowings under the revolving line of

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

credit. If we would have had borrowings at January 31, 2022, those borrowings would have borne interest at approximately 2.06%, which is equal to LIBOR plus the applicable margin.

(8) Equity:

Treasury Stock

On December 6, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock, subject to certain conditions, in the open market, or block purchases, executable through December 2023.  During the three and nine months ended January 31, 2022, we repurchased 364,398 shares of our common stock, in the open market, for $7.0 million under this authorization, utilizing cash on hand. We have recorded the shares we purchased, at cost, as a reduction of stockholders’ equity on the consolidated balance sheet.  Subsequent to January 31, 2022, we completed the stock repurchase program by purchasing 472,566 shares of our common stock, in the open market, for $8.0 million, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three and nine months ended January 31, 2022 and 2021, respectively.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,766	14,054	$0.27	$8,029	13,999	$0.57
Effect of dilutive stock awards	—	151	—	—	255	(0.01)
Diluted earnings	$3,766	14,205	$0.27	$8,029	14,254	$0.56

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2022 and 2021 (in thousands, except per share data):

	For the Nine Months Ended January 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$11,806	14,091	$0.84	$17,157	13,987	$1.23
Effect of dilutive stock awards	—	241	(0.02)	—	334	(0.03)
Diluted earnings	$11,806	14,332	$0.82	$17,157	14,321	$1.20

Incentive Stock and Employee Stock Purchase Plans

We have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. Our 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee established by our Board of Directors, administers the plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the plan are generally nontransferable and subject to forfeiture.

Unless terminated earlier by our Board of Directors, our 2020 Incentive Compensation Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of our 2020 Incentive Compensation Plan, or (2) such time as no shares of common

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our Board of Directors or a committee thereof authorizes the granting of such award.

Except in specific circumstances, grants generally vest over a period of three or four years and grants of stock options are exercisable for a period of 10 years. Our 2020 Incentive Compensation Plan also permits the grant of awards to non-employees.

We recognized $918,000 and $2.3 million of stock-based compensation expense for the three and nine months ended January 31, 2022, respectively.  We recognized $904,000 and $2.1 million of stock-based compensation expense for the three and nine months ended January 31, 2021, respectively.  Of the total stock-based compensation expense recognized by us for the period prior to the Separation in fiscal year 2021, $224,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation.

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

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three and Nine Months Ended January 31,
	2022	2021
Grant date fair market value
American Outdoor Brands, Inc.	$26.44	$13.30
Russell 2000 Index	$2,277.45	$1,504.59
Volatility (a)
American Outdoor Brands, Inc.	47.78%	47.54%
Russell 2000 Index	30.69%	27.70%
Correlation coefficient (b)	0.46	0.48
Risk-free interest rate (c)	0.33%	0.17%
Dividend yield (d)	0%	0%
(a)	Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

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

During the nine months ended January 31, 2022, we granted an aggregate of 26,809 PSUs to our executive officers. We also granted 75,387 RSUs during the nine months ended January 31, 2022, including 28,948 RSUs to executive officers and 46,439 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the nine months ended January 31, 2022, we cancelled 21,723 RSUs and 14,271 PSUs, for a total of 35,994 cancelled, as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

January 31, 2022, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.1 million.

During the nine months ended January 31, 2021, we granted an aggregate of 166,319 RSUs to our executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers under our 2020 Incentive Compensation Plan. During the nine months ended January 31, 2021, 477 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2021, we delivered common stock to our employees, including our executive officers, with a total market value of $541,000.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2022 and 2021 is as follows:

	For the Nine Months ended January 31,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	427,519	$11.75	—	$—
Converted on August 24, 2020	—	—	237,589	9.20
Awarded	112,996	27.14	244,364	14.10
Vested	(113,135)	11.80	(36,221)	11.41
Forfeited	(35,994)	14.45	(477)	12.77
RSUs and PSUs outstanding, end of period	391,386	$15.93	445,255	$11.70

As of January 31, 2022, there was $2.9 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.5 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.  During the nine months ended January 31, 2022, 34,722 shares were purchased by our employees under our ESPP.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

The following assumptions were used in valuing ESPP purchases under our ESPP during the nine months ended January 31, 2022 and 2021:

	For the Three and Nine Months Ended January 31,
	2022	2021
Risk-free interest rate	0.05% - 0.09%	0.06% - 0.10%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	54.7% - 56.7%	57.02% - 60.61%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term.  The fair value of each stock option or ESPP purchase was estimated on the date of the grant using Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022	April 30, 2021
Accrued freight	$5,076	$2,466
Accrued sales allowances	4,330	2,931
Accrued commissions	1,359	1,578
Accrued professional fees	991	701
Accrued taxes other than income	823	1,052
Accrued warranty	649	717
Accrued employee benefits	438	153
Accrued other	201	245
Total accrued expenses	$13,867	$9,843

(10) Income Taxes:

The income tax expense included in the consolidated and combined statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $1.1 million for the three months ended January 31, 2022 and income tax expense of $2.2 million for the three months ended January 31, 2021. The effective tax rate for the three months ended January 31, 2022 and 2021 was 23.4% and 21.8%, respectively. We recorded income tax expense of $3.3 million for the nine months ended January 31, 2022 and income tax expense of $5.7 million for the nine months ended January 31, 2021.  The effective tax rate for the nine months ended January 31, 2022 and 2021 was 21.8% and 25.1%, respectively.  Income tax expense for the nine months ended January 31, 2022 included a discrete tax benefit of $363,000 associated with stock-based compensation. Income tax expense for the nine months ended January 31, 2021 included a discrete tax benefit of $575,000 associated with the allocation of a portion of our former parent’s total corporate and distribution expenses for the purposes of presenting the combined financial statements on a carve-out basis. For the period prior to the Separation, income taxes were recorded based on a carve-out basis. Prior to the Separation, our portion of income taxes were settled in the period the related tax expense was recorded. After the Separation, our income taxes are prepared on a stand-alone basis.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and nine months ended January 31, 2022 and 2021, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2022 and 2021

Gain Contingency

In 2018, the United States imposed additional section 301 tariffs, of up to 25%, on certain goods imported from China. These additional section 301 tariffs apply to our sourced products from China and have added additional cost to us. We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs, specifically on goods that we sold internationally. We are accounting for duty drawbacks as a gain contingency and may record any such gain from a reimbursement in future periods if and when the contingency is resolved.

(12) Segment Reporting:

We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, our Chief Executive Officer, who reviews only consolidated financial information and makes decisions to allocate resources based on those financial statements. We analyze revenue streams in various ways, including class of trade, brands, product categories, and customer channels. However, this information does not include a full set of discrete financial information. In addition, although we currently sell our products under 20 distinct brands that are organized into four brand lanes and include specific product sales that have identified revenue streams, these brand lanes are focused almost entirely on product development and marketing activities and do not qualify as separate reporting units under ASC 280-10-50-1.  Other sales and customer focused activities, operating activities, and administrative activities are not divided by brand lane and, therefore, expenses related to each brand lane are not accumulated or reviewed individually. Our business is evaluated based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

Our business includes our outdoor products and accessories products, which we develop, source, market, and distribute from our facility in Columbia, Missouri, and our electro-optics products, which we assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed.

(13) Subsequent Events:

On March 8, 2022, we entered into a definitive agreement to acquire substantially all of the net assets from Fahrenheit Technologies, Inc., a Michigan corporation, or Fahrenheit, for an aggregate price of $27.0 million, subject to certain adjustments. We intend to utilize a combination of cash on hand and availability from our revolving line to complete the acquisition. Fahrenheit, based in Holland, Michigan, is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens sold under the brand Grilla Grills. The preliminary purchase price allocation has not been completed for this acquisition as of the date of the filing of this Form 10-Q. We recorded an immaterial amount in general and administrative expense for acquisition-related expenses during the three months ended January 31, 2022 in connection with this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2022 and 2021 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2021. This discussion and analysis should also be read in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, those discussed above in “Statement Regarding Forward-Looking Information” in this Form 10-Q. In addition, this section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

The following discussion and analysis includes references to net sales of our products in shooting sports and outdoor lifestyle categories. Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, camping, and rugged outdoor activities.

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

Our unaudited financial statements for the three and nine months ended January 31, 2022 are consolidated financial statements based on the reported results of our company as a standalone company.

Third Quarter Fiscal 2022 Highlights

Our operating results for the three months ended January 31, 2022 included the following:

•	Net sales were $70.1 million, a decrease of $12.5 million, or 15.2%, from the comparable quarter last year.
•	Gross margin was 45.8%, an increase of 60 basis points over the comparable quarter last year.
•	Net income was $3.8 million, or $0.27 per diluted share, compared with net income of $8.0 million, or $0.56 per diluted share, for the comparable quarter last year.
•

Non-GAAP Adjusted EBITDAS was $10.5 million for the three months ended January 31, 2022 compared with $15.8 million for the three months ended January 31, 2021. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the nine months ended January 31, 2022 included the following:

•	Net sales were $201.6 million, a decrease of $10.6 million, or 5.0%, from the prior year comparable period.
•	Gross margin was 46.7%, an increase of 40 basis points over the prior year comparable period.
•	Net income was $11.8 million, or $0.82 per diluted share, compared with net income of $17.2 million, or $1.20 per diluted share, for the prior year comparable period.
•

Non-GAAP Adjusted EBITDAS was $31.8 million for the nine months ended January 31, 2022 compared with $40.3 million for the nine months ended January 31, 2021. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$70,105	$82,649	$(12,544)	-15.2%
Cost of sales	38,010	45,276	(7,266)	-16.0%
Gross profit	$32,095	$37,373	$(5,278)	-14.1%
% of net sales (gross margin)	45.8%	45.2%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$35,397	$36,450	$(1,053)	-2.9%
Traditional channels	34,708	46,199	(11,491)	-24.9%
Total net sales	$70,105	$82,649	$(12,544)	-15.2%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$67,610	$80,128	$(12,518)	-15.6%
International net sales	2,495	2,521	(26)	-1.0%
Total net sales	$70,105	$82,649	$(12,544)	-15.2%

For the three months ended January 31, 2022, total net sales decreased $12.5 million, or 15.2%, from the comparable quarter last year.

Net sales in our e-commerce channel decreased $1.1 million, or 2.9%, from the comparable quarter last year, primarily because of lower net sales to a certain strategic retailer that purchased certain discontinued shooting sports product inventory in the comparable quarter last year at discounted prices. The lower net sales in our shooting sports products was almost entirely offset by increased net sales of our outdoor lifestyle products, specifically in our fishing and rugged outdoor products; increased net sales from our own direct-to-consumer websites; and increased orders from the world’s largest e-commerce retailer.

Net sales in our traditional channels decreased $11.5 million, or 24.9%, from the comparable quarter last year primarily because of lower net sales of our shooting sports products. We believe our shooting sports product demand is more directly associated with firearm demand, which declined 23.4% as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS, compared with the comparable quarter last year, a period which we believe had heightened demand as a result of certain news and pandemic related events.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 28.8% of net sales for the three months ended January 31, 2022.

Gross margin for the three months ended January 31, 2022 increased 60 basis points over the comparable quarter last year primarily because of favorable impacts of price increases partially offset by increased promotional product discounts and higher freight costs.

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$201,633	$212,214	$(10,581)	-5.0%
Cost of sales	107,518	114,038	(6,520)	-5.7%
Gross profit	$94,115	$98,176	$(4,061)	-4.1%
% of net sales (gross margin)	46.7%	46.3%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$79,540	$87,241	$(7,701)	-8.8%
Traditional channels	122,093	124,973	(2,880)	-2.3%
Total net sales	$201,633	$212,214	$(10,581)	-5.0%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$191,599	$205,124	$(13,525)	-6.6%
International net sales	10,034	7,090	2,944	41.5%
Total net sales	$201,633	$212,214	$(10,581)	-5.0%

For the nine months ended January 31, 2022, total net sales decreased $10.6 million, or 5.0%, from the prior year comparable period.

Net sales in our e-commerce channel decreased $7.7 million, or 8.8%, from the prior year comparable period, a period that, we believe reflected heightened e-commerce net sales because of COVID-19 related restrictions.  In addition, our prior year comparable period included replenishment of retailer inventory after non-essential product orders were halted in our fourth quarter of fiscal 2020, which had a positive impact on our net sales for the nine months ended January 31, 2021. During that period, we noted numerous retail store closures and stay at home orders that we believe resulted in a shift in consumer preferences to online retailers. Although our net sales in our e-commerce channel decreased from the prior year comparable period, direct-to-consumer sales from our own websites increased.

Net sales in our traditional channels decreased $2.9 million, or 2.3%, from the prior year comparable period, because of lower net sales of our shooting sports products. We believe our shooting sports products demand is more directly associated with firearm demand, which declined 24.6% as indicated by adjusted background checks reported in NICS, compared to the prior year comparable period. The lower net sales in shooting sports was almost entirely offset by increased net sales of our outdoor lifestyle products, specifically for our fishing, hunting, and rugged outdoor products. Net sales in our international channel increased as a result of increased demand for products in our hunting and shooting sports categories, primarily due to customers in Canada as well as incremental new international customers.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 26.0% of net sales for the nine months ended January 31, 2022.

Gross margin for the nine months ended January 31, 2022 increased 40 basis points over the prior year comparable period primarily because of favorable impacts of price increases partially offset by increased promotional product discounts and higher freight costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,377	$1,478	$(101)	-6.8%
Selling, marketing, and distribution	15,627	15,121	506	3.3%
General and administrative	10,366	10,591	(225)	-2.1%
Total operating expenses	$27,370	$27,190	$180	0.7%
% of net sales	39.0%	32.9%

Research and development expenses decreased $101,000 from the comparable quarter last year, primarily as a result of lower professional fees and outside services. Selling, marketing, and distribution expenses increased $506,000 over the comparable quarter last year because of higher trade show expenses and advertising, partially offset by lower freight and temporary labor costs from reduced sales volumes. General and administrative expenses decreased $225,000 from the comparable quarter last year, primarily as a result of $1.6 million lower employee compensation-related expenses and $639,000 of lower acquired intangible asset amortization, partially offset by $1.0 million of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$4,354	$4,641	$(287)	-6.2%
Selling, marketing, and distribution	44,490	41,426	3,064	7.4%
General and administrative	31,020	29,899	1,121	3.7%
Total operating expenses	$79,864	$75,966	$3,898	5.1%
% of net sales	39.6%	35.8%

Research and development expenses decreased $287,000 from the prior year comparable period, primarily as a result of lower professional fees and outside services. Selling, marketing, and distribution expenses increased $3.1 million over the prior year comparable period, primarily as a result of $1.4 million of increased freight costs; $1.3 million of higher digital, print, and commercial advertising expenses; and $931,000 of higher expenses related to trade shows, partially offset by lower sales volume related expenses. General and administrative expenses increased $1.1 million over the prior year comparable period, primarily as a result of $3.8 million of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs, partially offset by $2.0 million of lower acquired intangible asset amortization and $1.1 million of lower employee compensation-related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income	$4,725	$10,183	$(5,458)	-53.6%
% of net sales (operating margin)	6.7%	12.3%

Operating income for the three months ended January 31, 2022 was $4.7 million, a decrease of $5.5 million from $10.2 million operating income for the three months ended January 31, 2021, primarily because of lower sales and gross profit and higher operating expenses as described above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating income	$14,251	$22,210	$(7,959)	-35.8%
% of net sales (operating margin)	7.1%	10.5%

Operating income for the nine months ended January 31, 2022 was $14.3 million, a decrease of $8.0 million from $22.2 million operating income for the nine months ended January 31, 2021, primarily because of lower sales and gross profit and higher operating expenses as described above.

Total Other Income, Net

The following table sets forth certain information regarding total other income, net for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Total other income, net	$190	$90	$100	111.1%

For the three months ended January 31, 2022, total other income increased $100,000 from the comparable quarter last year because of sublease income and an income tax incentive program related to the lease of our headquarters in Columbia, MO.

The following table sets forth certain information regarding total other income, net for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Total other income, net	$837	$693	$144	20.8%

For the nine months ended January 31, 2022, total other income increased $144,000 from the comparable period last year because of sublease income and an income tax incentive program related to the lease of our headquarters in Columbia, Missouri.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$1,149	$2,244	$(1,095)	-48.8%
% of income from operations (effective tax rate)	23.4%	21.8%		1.6%

We recorded income tax expense of $1.1 million for the three months ended January 31, 2022, compared with income tax expense of $2.2 million for the prior year comparable quarter because of lower operating income.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$3,282	$5,746	$(2,464)	-42.9%
% of income from operations (effective tax rate)	21.8%	25.1%		-3.3%

We recorded income tax expense of $3.3 million for the nine months ended January 31, 2022 compared with income tax expense of $5.7 million for the prior year comparable period. The effective tax rate for January 31, 2022 included discrete items related to stock-based compensation. The effective tax rate for January 31, 2021 included discrete items related to the corporate and distribution expense allocations presented in the combined financial statements on a “carve out” basis.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Net income	$3,766	$8,029	$(4,263)	-53.1%
Net income per share
Basic	$0.27	$0.57	$(0.30)	-52.6%
Diluted	$0.27	$0.56	$(0.29)	-51.8%

Net income of $3.8 million, or $0.27 per diluted share, for the three months ended January 31, 2022 was $4.3 million lower than net income of $8.0 million, or $0.56 per share, for the comparable quarter last year, primarily because of lower sales volume and gross profit as well as increased operating expenses.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Net income	$11,806	$17,157	$(5,351)	-31.2%
Net income per share
Basic	$0.84	$1.23	$(0.39)	-31.7%
Diluted	$0.82	$1.20	$(0.38)	-31.7%

Net income of $11.8 million, or $0.82 per diluted share, for the nine months ended January 31, 2022 was $5.4 million lower than net income of $17.2 million, or $1.20 per share, for the prior year comparable period, primarily because of lower sales volumes and gross profit as well as increased operating expenses.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and nine months ended January 31, 2022 and 2021, respectively (dollars in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021

GAAP net income	$3,766	$8,029	$11,806	$17,157
Interest expense	68	—	167	—
Income tax expense	1,149	2,244	3,282	5,746
Depreciation and amortization	4,164	4,642	12,550	15,112
Related party interest income	—	—	—	(424)
Stock compensation	920	904	2,336	2,100
Transition costs	—	—	—	264
Technology implementation	460	—	1,619	—
COVID-19 costs	—	—	—	223
Other	22	—	40	125
Non-GAAP Adjusted EBITDAS	$10,549	$15,819	$31,800	$40,303

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repurchase our common stock under our authorized stock repurchase program; repay any indebtedness we may incur over time; and develop our independent information technology infrastructure, including the implementation of our enterprise resource planning systems. We estimate that our information technology infrastructure will cost a total of approximately $8.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we expect capital expenditures of approximately $3.5 million and one-time operating expenses of approximately $1.6 million. In addition, we expect to record approximately $1.2 million of duplicative expenses, in fiscal 2022, as we operate both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. In fiscal 2023, we expect capital expenditures of approximately $2.0 million and one-time operating expenses of approximately $1.0 million. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our consolidated and combined statement of operations and comprehensive income.

The following table sets forth certain cash flow information for the nine months ended January 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$(26,186)	$17,057	$(43,243)	-253.5%
Investing activities	(4,711)	(3,063)	(1,648)	53.8%
Financing activities	(7,126)	31,282	(38,408)	-122.8%
Total cash flow	$(38,023)	$45,276	$(83,299)	-184.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $26.2 million for the nine months ended January 31, 2022 compared with cash provided by operating activities of $17.1 million for the nine months ended January 31, 2021. Cash used in operating activities for the nine months ended January 31, 2022 was primarily impacted by $45.3 million of increased inventory as a result of a planned inventory build on high moving items due to the acceleration of planned purchases to help mitigate price increases on materials and future supply chain disruptions and additional new product introductions later in the year. In addition, our anticipated new products that have a higher average cost; increases in pricing from our suppliers; and increased freight costs increased our average finished goods per unit cost value during the nine months ended January 31, 2022. Accounts receivable increased $7.9 million because of timing of customer shipments, prepaid expenses and other current assets increased $2.6 million primarily from timing of insurance premium payments and deposits on inventory, and accrued payroll and incentives reduced by $3.0 million because of timing and the payout of management incentives during the nine months ended January 31, 2022. The cash used in operations for the nine months ended January 31, 2022 was offset by $3.8 million of increased accounts payable from timing of inventory shipments, and $4.0 million of higher accrued expenses primarily related to freight and duty accruals as a result of higher inventory purchases as well as the timing of sales volume related accrual payments.

Our inventory has increased during the three months ended January 31, 2022 for the same reasons described above and we expect our inventory balance to be relatively flat in our fourth quarter of fiscal 2022. It is possible that worsening of conditions or increased fears of the COVID-19 pandemic could have a renewed and prolonged effect on manufacturing or employment in Asia, travel to and from Asia, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause further delays at various U.S. ports and as products move throughout the country, which could affect the timing of receipts of our products.

Investing Activities

Cash used in investing activities was $1.6 million higher during the nine months ended January 31, 2022 as compared with the prior year comparable period. We expect to spend approximately $7.0 million to $7.5 million of capital expenditures in fiscal 2022, an increase of $3.5 million to $3.9 million over fiscal 2021, which includes the capital expenditures for the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $2.4 million of capital expenditures during the nine months ended January 31, 2022 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $7.1 million for the nine months ended January 31, 2022, primarily from $7.0 million of purchases of our common stock under our authorized stock repurchase program compared with cash provided by financing activities of $31.3 million in the prior year comparable period because of changes in net transfers from our former parent company.

Acquisition

On March 8, 2022, we entered into a definitive agreement to acquire substantially all of the net assets from Fahrenheit Technologies, Inc., a Michigan corporation, or Fahrenheit, for an aggregate price of $27.0 million, subject to certain adjustments. We intend to utilize a combination of cash on hand and availability from our revolving line to complete the acquisition. Fahrenheit, based in Holland, Michigan, is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens sold under the brand Grilla Grills.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our independent information technology infrastructure and enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, the completion of our $15.0 million authorized stock repurchase program utilizing cash on hand, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $22.8 million of cash equivalents on hand as of January 31, 2022 and had $60.8 million in cash and cash equivalents on hand as of April 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the nine months ended January 31, 2022 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share	Program (1)	or Program
December 1 to 31, 2021	340,871	$19.13	340,871	$8,467
January 1 to 31, 2022	23,527	19.89	23,527	8,000
Total	364,398	$19.18	364,398	$8,000

(1)

On December 6, 2021, our Board of Directors authorized the repurchase of up to $15 million of our common stock, subject to certain conditions, in the open market, block purchases, or in privately negotiated transactions, executable through December 2023.  During the three and nine months ended January 31, 2022, we repurchased 364,398 shares of our common stock, in the open market, for $7.0 million under this authorization, utilizing cash on hand. Subsequent to January 31, 2022, we completed the stock repurchase program by purchasing 472,566 shares of our common stock for $8.0 million, utilizing cash on hand.

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 10, 2022	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 10, 2022	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer