Form 10-K
period 2022-04-30
American Outdoor Brands, Inc.
filed 2022-07-14
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

Commission File Number 001-39366

American Outdoor Brands, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)		84-4630928 (I.R.S. Employer Identification No.)
1800 North Route Z, Suite A Columbia, Missouri 65202 (800) 338-9585
(Address including zip code, and telephone number, including areas code, of principal executive offices)

(Title of each class)	Securities registered pursuant to Section 12(b) of the Act: Trading Symbol(s)	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share	AOUT	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (13,888,199 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $316,737,173. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of July 7, 2022 was 13,452,886.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2021

Accumax®, BOG®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, Laserlyte®, Lasersaddle®, Lightguard®, Rail Master®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, MEAT Your Maker!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, Your Land. Your Legacy™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, and T/C®, among others. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding:

•
our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of one year;
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
•
our belief we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75 million credit facility;
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
•
our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay of any indebtedness we may incur over time; implement our enterprise resource planning systems; and repurchase our common stock if we have authorization to do so;
•
our estimation that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023;
•
our expectation for capital expenditures of approximately $2.0 million and one-time operating expense of approximately $1.0 million in fiscal 2023;
•
the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products; and
•
our plan to implement a new ERP system in fiscal 2023.

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
•
the potential impact on our business and operations from the results of federal, state, and local elections and the policies that may be implemented as a result thereof;
•
our ability to realize the anticipated benefits of being a separate, public company;
•
future investments for capital expenditures, liquidity and anticipated cash needs and availability;
•
the potential for impairment charges;
•
estimated amortization expense of intangible assets for future periods;
•
actions of social or economic activists that could, directly or indirectly, have an adverse effect on our business;
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

PART I

Item 1. Business

General

We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and and we license for use in association with certain products we sell additional brands, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and T/C. In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

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

Our sales activities are focused and measured on how we go to market within the e-commerce and traditional distribution channels. These two channels involve distinct strategies in order to increase revenue and enhance market share by placing our products where the consumer expects to find them. Our sales team is organized by customer groups within the e-commerce and traditional channels and sells our products from all brands across all four of our brand lanes. We measure our success through sales performance in these distribution channels against prior results and our own expectations.

Our objective is to enhance our position as a leading provider of high-quality and innovative outdoor lifestyle products and shooting sports accessories for the hunting, fishing, outdoor cooking, camping, shooting, personal security and defense, and other rugged outdoor markets and to expand our addressable market into carefully selected new product arenas.

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

Our net sales were $247.5 million for the fiscal year ended April 30, 2022; $276.7 million, for the fiscal year ended April 30, 2021; and $167.4 million, for the fiscal year ended April 30, 2020. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our gross profit for the fiscal years ended April 30, 2022, 2021, and 2020 totaled $114.2 million, $126.8 million, and $71.0 million, respectively. Total assets were $277.8 million as of April 30, 2022 and $341.3 million as of April 30, 2021.

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

In connection with the Separation, we entered into a Separation and Distribution Agreement and several other agreements with our former parent company to effect the Separation and provide a framework for our relationship with our former parent company after the Separation. These agreements provided for the allocation between us and our subsidiaries, on the one hand, and our former parent company and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations that govern the relationship between our company and our subsidiaries, on the one hand, and our former parent company and its subsidiaries, on the other hand, subsequent to the Separation. In addition to the Separation and Distribution Agreement, the other principal agreements entered into with our former parent company include a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Sublease, and certain commercial agreements.

Corporate Information

We were incorporated in Delaware on January 28, 2020 as a holding company for the various entities that conducted the outdoor products and accessories business of our former parent. We have expanded our business in other areas since the Separation. We maintain our principal executive offices at 1800 North Route Z, Suite A, Columbia, Missouri 65202. Our telephone number is (800) 338-9585. Our website is located at www.AOB.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and Nasdaq. These documents are also available in print by contacting our corporate secretary at our executive offices. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.

Market Opportunity

Our primary target customers are outdoor-oriented consumers who enjoy active lifestyles with a focus on outdoor activities. The primary users of our products consist of a wide range of outdoor enthusiasts, including those who engage in recreational target shooting, personal security and defense, hunting, archery, fishing, outdoor cooking, camping, and hiking.

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

Since the start of the COVID-19 pandemic, outdoor recreation consumer participation trends have increased. According to various industry studies published by the Outdoor Industry Association, National Shooting Sports Foundation, or NSSF, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased in hunting, camping, and fishing activities. In addition, strong participation in firearm ownership led to approximately 14 million new entrants to shooting sports since calendar 2020, according to the NSSF. Our acquisition of Grilla Grills in March 2022 gave us entry into the estimated $7 billion outdoor cooking industry.

Competitive Strengths

Portfolio of Leading Brands and Products Focused on the Rugged Outdoor Market

We currently sell our products under 21 distinct brands that we believe focus on the desires of our consumers and have a reputation for superior quality and product innovation. We believe we have built loyalty and brand recognition over our history by understanding our core consumers and delivering innovative products that they desire.

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

Repeatable Process for Innovating and Rejuvenating Mature Product Categories

Our designers and engineers come from diverse industry backgrounds, including professional sporting goods, medical and laboratory equipment, architecture, defense, home goods, and automotive, which fosters unconventional methods and perspectives to innovate within traditionally mature rugged outdoor product categories. In addition, because we have such a wide breadth of products that span 21 brands, our product development teams can leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our Bubba® Electric Fillet Knife (EFK), which we launched in 2019 and which incorporates technology or design from products that are situated across all four brand lanes. The Bubba EFK incorporates lithium-ion technology, battery meter technology and recharging circuitry from our M&P flashlight products (Defender); motor and drivetrain technology from our Frankford Arsenal Rotary Tumbler products (Marksman); Bubba-Rubba non-slip grip technology from our Bubba Fillet Knife products (Adventurer); and blade design and material expertise from our Hooyman line of land management tools (Harvester).

Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution

We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 24 transactions over the last 15 years, ranging from $1 million to approximately $1 billion in enterprise value. In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships will facilitate the identification of future potential acquisition targets.

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

We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•
ICAST Show 2021 "Best Cutlery, Hand Pliers and Tools" award – Bubba Pro Series Electric Fillet Knife;
•
Field & Stream “10 Best Fishing Accessories of the Year” – BUBBA;
•
Popular Mechanics’ “The Best Camping Tents for Your Next Weekend Away 2021” – ust;
•
Golden Bullseye Award 2022 American Rifleman Optic of the Year – Crimson Trace Brushline Pro 4-16x50 Scope;
•
Golden Bullseye Award 2021 Shooting Illustrated Accessory of the Year – Lockdown Puck;
•
Guns and Ammo 2020 Technology of the Year – Lockdown Puck;
•
Gold Predator Xtreme Readers’ Choice Award for the Laser Sight Category – Crimson Trace;
•
Shooting Sports Retailer Choice Award Gold, Laser Sight Category – Crimson Trace and;
•
Tactical Retailer Choice Award Gold, Laser Sight Category – Crimson Trace.

We also devote significant time and energy to expand the reach of our brands into targeted new rugged outdoor markets that are aligned with the positioning of our brands. We also utilize or “cross-pollinate” technologies across brands, such as transporting the non-slip grip from our BUBBA fishing products onto the handles of Hooyman’s new line of hand-held land management tools to provide further product differentiation.

Expand Our Addressable Market by Appealing to New and Larger Audiences in New Product Categories Outside the Rugged Outdoor Market

We plan to continue to expand the size of our addressable market beyond the shooting, hunting, and rugged outdoor markets and thereby enlarge our customer base and customer relationships through entry into new large product categories outside the rugged outdoor market. We believe the expansion of our Hooyman brand from its original tree saw offering to a broad assortment of land management tools will enable us to gain an organic entry into the very large hardware and do-it-yourself tool market. We believe the acquisition of Grilla Grills enables us to gain entry to an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We expect, by expanding our addressable market, we will further increase and diversify our customer base.

Cultivate and Enhance Direct-to-Consumer Relationships through Our Digital Platforms

We plan to continue to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. In this regard, we have made significant investments in building both our creative teams and new e-commerce platforms, positioning us to create and distribute our products directly to consumers. We have established dedicated websites for all of our key brands, and each of our brand lanes has a dedicated creative and e-commerce team that works to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those who prefer a traditional retail approach rather than purchasing directly from our online platform. Our e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our e-commerce platform and digital ecosystem to organically enter the meat processing market with our MEAT! Your Maker brand that includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers. We sell these products direct to consumers through our website www.MEATyourmaker.com. In addition, we sell Grilla Grills branded products, acquired in fiscal 2022, direct to consumers primarily through our website www.grillagrills.com.

Expand and Enhance Our Supply Chain

We plan to continue to expand and enhance our supply chain by identifying, qualifying, attracting, and maintaining qualified contract manufacturers and other suppliers of finished products and product components made to our specifications and the raw materials needed for products and product components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers reduces our dependence on any one or small group of suppliers and helps to protect us against supplier financial, operational, performance, or capacity issues.

Pursue Acquisitions that Financially and Strategically Complement our Current Business

We intend to plan to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and services. We believe our acquisition of Grilla Grills in fiscal 2022 fit all of the above criteria. We believe the architecture of our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base.

Product Design and Development

To be successful as a leading provider of outdoor lifestyle products and shooting sports accessories, we must continue to conceive, design, produce or source, and market a continuing stream of innovative new products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty to our brands and product groups.

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

As noted previously, our outdoor lifestyle products include premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products, while our shooting sports accessories products include rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies.

We typically launch over 250 new outdoor products and accessories SKUs each year. We generally strive to bring a new product from concept to market within 6 to 12 months, depending on product complexity and other matters. Since 2015, we have introduced over 1,500 variations of outdoor products and accessories products, including the products introduced by the companies we acquired. Our extensive product portfolio includes highly regarded brands, such as the Caldwell line of shooting and range supplies, which we believe has been a leading brand within shooting sports for more than 20 years, Crimson Trace, which has provided aiming solution systems for over 25 years, and Schrade, which has provided innovative cutlery and tools for over 115 years.

Almost 10% of our employees are focused on research and development activities. In fiscal 2022, 2021, and 2020, our gross spending on research and development activities relating to the development of new products was $5.5 million, $5.4 million, and $5.0 million, respectively. We expense research and development costs as incurred.

Our Brands

We currently sell our products under 21 distinct brands organized under four brand lanes.

Adventurer Brands

•
Grilla Grills - outdoor cooking products
•
BUBBA – fishing tools and knives
•
ust – camping and survival products
•
Schrade – rugged outdoor cutlery and tools
•
Imperial – cutlery and tools

Harvester Brands

•
Hooyman – land management tools
•
Old Timer – cutlery and tools
•
T/C Accessories – hunting accessories
•
BOG – hunting accessories
•
Uncle Henry – hunting knives and tools
•
MEAT! Your Maker – meat processing equipment

Marksman Brands

•
Caldwell – shooting range and marksman products
•
Wheeler – gunsmithing tools
•
Tipton – cleaning and maintenance products
•
Frankford Arsenal – reloading products

Defender Brands

•
Lockdown – security and storage solutions
•
M&P Accessories – cutlery, flashlights, and various accessories
•
Performance Center by Smith & Wesson – cutlery, cleaning kits, and various accessories
•
Smith & Wesson Accessories – knives, flashlights, shooting glasses and cases, cleaning kits, and hearing protection products
•
Crimson Trace – aiming solutions
•
LaserLyte – training systems

We own all of our brands with the exception of those brands and trademarks that we license from our former parent company, including the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, the “T/C” logo, and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.

Brand Lanes

Our Brand Lanes are the foundation for our distinctive creative, product development, sourcing, and e-commerce functions. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers. Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products. Dedicated management, marketing, creative, digital support, and engineering teams assigned to each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts. We currently market our products under 21 distinct brands, organized into four brand lanes aligned with our specific consumer verticals:

ADVENTURER

SCHRADE grilla grills ust BUBBA IMPERIAL

The Adventurer is at home when away from home. Whether conquering a mountain, navigating the open ocean, trekking through a valley, or taking on any other outdoor escapade, the Adventurer’s thrill is the comfort zone. It is more than a connection with the outdoors; it is about being a part of it.

HARVESTER
HARVESTER
Hooyman
OLD TIMER
EST. 1958
BOG
Uncle Henry
MEAT!
YOUR MAKER

To the Harvester, it’s not a job. It’s not about killing or mounting a trophy. It’s a passion to create, to grow, to conserve, and to ensure that the hunger to hunt and experience the most inaccessible terrain is passed down for future generations. Being a Harvester is not about taking, it’s about giving back.

DEFENDER
DEFENDER
LOCKDOWN
M&P
PERFORMANCE CENTER
CRIMSON TRACE
LASERLYTE

For the Defender, security is above all else. It starts with the peace of mind that comes with confidently knowing your belongings are safe, and becomes complete with determination to train and prepare yourself for life’s biggest adversaries. The Defender protects – it makes up the fabric of their DNA.

MARKSMAN
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

For the fiscal years ended April 30, 2022, 2021, and 2020, advertising and promotion expenses were $13.3 million, $14.4 million, and $14.5 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

We utilize our websites, including www.AOB.com, www.BUBBA.com, www.SCHRADE.com, www.grillagrills.com, www.ustgear.com, www.BOGhunt.com, www.Hooyman.com, www.OldTimerKnives.com, www.MEATyourmaker.com, www.CaldwellShooting.com, www.FrankfordArsenal.com, www.WheelerTools.com, www.TiptonClean.com, www.CrimsonTrace.com, www.Lockdown.com, www.Laserlyte.com, www.store.smith-wesson.com, and www.accessories.tcarms.com, to market our products and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government agencies.

Industry and Consumer Events

We sponsor a number of events and organizations in support of outdoor activities that our consumers enjoy. We typically attend various trade shows, including the Shooting, Hunting, Outdoor Trade (SHOT) Show; Archery Trade Association Show (ATA Show); Outdoor Retailer (OR Show); the National Association of Sporting Goods Wholesalers Show (NASGW); the International Convention of Allied Sportfishing Trades (ICAST); the IWA Outdoor Classics Show in Europe; and various distributor, buying group, and consumer shows. We also seek to establish relationships with professionals and influencers for each of our brands to help evaluate, promote, and establish product performances and authenticity with customers and consumers.

Distribution Channels and Customers

We distribute our products through e-commerce and traditional distribution channels. Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites. This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick and mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs. Our three largest customers accounted for an aggregate of 42.4% and 41.7% of our net sales for fiscal 2022 and 2021, respectively. The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offerings, accounted for 27.9% and 27.6% of our net sales for fiscal 2022 and 2021, respectively; and a very large national sporting specialty chain accounted for 9.3% and 7.9% of our net sales for fiscal 2022 and 2021, respectively, through its retail locations. In addition, our former parent accounted for 5.4% of our net sales for fiscal 2022. We believe there has been a shift in consumer preference to online purchases as a result of certain factors that we believe relate to the COVID-19 pandemic. In addition, we have made investments in our own direct-to-consumer business, including the acquisition of Grilla Grills branded products in March 2022 and enhancements to our websites in fiscal 2021, which helped increase our direct-to-consumer sales 73.0% over fiscal 2021 and accounted for 6.7% of our total net sales in fiscal 2022. Our customers generally focus on price, product innovation, quality, reliability, on-time delivery, brand awareness, and effective marketing programs. The information for fiscal year 2020 can be found within “Distribution Channels and Customers” included in our Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 15, 2021.

Our sales team is built around the two distribution channels and is organized into customer groups with dedicated individuals within each customer group that focus on brand lanes or sometimes specific brands. Each customer group team sells products from all of our brand lanes. We believe the structure of our sales organization allows us to accomplish four very important goals. First, it gives us the ability to consistently focus on the unique needs and requirements of each customer group. Second, it allows us to bring brand expertise and awareness for these customer groups. Third, and most importantly, it allows us to develop and execute strategic plans based on how each customer group conducts business as well as how it targets its primary and secondary consumers. Finally, our sales organization is designed to be able to adapt to acquisitions and the expansion of our brands into new categories without having to alter our sales structure. We believe this will allow us to integrate new categories into our teams with minimal disruption to our existing business and, more importantly, allow us to quickly begin leveraging our size and scope with the new additions.

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

The retail industry has changed with the continuing expansion of e-commerce and retailer consolidation. Certain factors, which we believe relate to the COVID-19 pandemic, have created a shift in consumer preference toward online purchases. As a result, traditional brick and mortar retail stores are evolving to remain competitive. Traditional brick and mortar retailers have also been expanding their own e-commerce retail platforms and assortment of products as well as expanding their online advertising and promotional programs.

Retailers are reducing lead time for product delivery and reducing their inventory levels, and in certain circumstances, require suppliers to ship orders directly to consumers for purchases on their e-commerce platforms.

The ultimate users of our products consist of outdoor enthusiasts, including shooting and hunting enthusiasts, fishing enthusiasts, outdoor cooking enthusiasts, campers, hikers, and other sports enthusiasts.

Service and Support

In order to provide consumers with positive experiences involving our products, we maintain a dedicated team of trained customer support representatives who seek to successfully address customer questions or issues that may arise across our product offerings. We utilize a customer service number to answer questions and resolve issues. We stand behind the quality of our products by offering a variety of warranties, ranging from limited lifetime, four-year, three-year, two-year, or one-year warranty programs, depending on the product. We also will repair or replace with an item of equivalent value, at our option, certain products or parts that are found to be defective under normal use and service, without charge during the warranty period.

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

Facilities and Distribution

We sub-lease approximately 361,000 square feet of office and warehouse space in a Columbia, Missouri facility that was recently constructed by our former parent company in a sale/leaseback transaction. We also lease 50,000 square-feet of warehouse and office space in Wilsonville, Oregon; 35,200 square feet of warehouse, retail and office space in Holland, Michigan; 7,000 square feet of retail space in Dallas, Texas; 5,000 square feet of office space in Chicopee, Massachusetts; and 2,500 square feet of office space in Shenzhen, Peoples Republic of China.

Our Missouri facility includes our principal executive, administrative, financial, sales, marketing, R&D, assembly, and distribution operations. Our Oregon facility houses production, assembly, and warehousing operations for our laser sighting and tactical lighting systems. Our Michigan and Texas facilities house warehousing and retail operations for our outdoor cooking products. Our Massachusetts facility houses certain administrative and finance staff. Our China facility houses certain R&D staff.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. We currently have more than 350 patents and patents pending and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.

We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We market our products and accessories under 21 distinct brands, including outdoor products and accessories sold under a license agreement with our former parent company.

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

We implemented our own separate information technology infrastructure during fiscal 2022. We plan to implement a new ERP system in fiscal 2023 that will utilize leading software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting. Implementing a new platform like this can be costly and require significant resources and refinement to fully realize the expected benefits of the system. We believe our new information systems infrastructure will support our growth strategy in the future.

Acquisitions

As noted above, we are building our business both organically and inorganically. We were originally purchased by our former parent company in fiscal 2015 as a leading provider of hunting and shooting accessories that created the foundation of our business, and we are expanding on that foundation.

The following table sets forth information regarding the brands and products added to our operations through acquisitions in the fiscal years indicated:

Shooting Sports Outdoor Lifestyle Acquisition Fiscal Year Type Shooting Accessories Personal Protection Hunting Fishing Camping Ruggded Outoor Hooyman 2015 Asset PowerTech 2016 Asset Smith & Wesson – Flashlights M&P - Flashlights Taylor Brands 2017 Asset Smith & Wesson - Cutlery M&P Cutlery Schrade Uncle Henry Old Timer Crimson Trace 2017 Stock ust 2017 Asset BUBBA 2018 Asset LaserLyte 2019 Asset Grilla Grills 2022 Asset

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

Inventory Management

Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on supply chain delivery requirements, existing orders, anticipated sales, and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy focuses on mitigating certain risks in the supply chain and continuing to meet consumer demand, while improving our inventory efficiency over the long term through the ongoing implementation of inventory optimization tools.

Seasonality

Our business can be seasonal, especially because many of our products are used in outdoor-based activities. Our sales are typically the highest between August and October because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. As a result of seasonal and quarterly operating fluctuations, we do not believe that comparisons between different quarters within a single year are relevant or can be relied upon as indicators of performance for any fiscal year. In fiscal 2022, we believe consumer demand was impacted by the COVID-19 pandemic in the outdoor recreation and personal safety markets in which we participate. This shift in demand for our products in fiscal 2022 reduced the impact of seasonality and could make comparisons difficult in past or future years. In addition, the sale of our products may also be affected by unseasonal weather conditions.

Government Regulation

Like other manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state, and international laws, rules, and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace health and safety, the environment, the import and export of products, and tax matters. Our failure to comply with applicable federal, state, and international laws, rules, and regulations may result in our being subject to claims, lawsuits, fines, and adverse publicity that could have a material adverse effect on our business, operating results, and financial condition. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws rules, and regulations may be adopted in the future. In addition, the U.S. Food and Drug Administration, or FDA, regulates certain of our electro-optical products, grilling, and meat processing products.

Human Capital

We believe that our employees are our greatest asset, and are critical to our ability to execute our strategy. As such, we are committed to a strong, healthy culture that provides respect for all employees, focuses on creating and sustaining an atmosphere of collaboration and innovation, and rewards team and individual successes. We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and improves decision-making and financial results. We invest in our people accordingly.

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

We seek to hire and retain talented personnel to support our business. As of April 30, 2022, we had 315 employees, nearly all of whom were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

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

We prioritize the health, safety, and fair treatment of our employees. During the COVID-19 pandemic, we implemented a wide range of safety procedures designed to help keep our employees safe, and we modified our compensation and other policies to best support the needs of our employees and to help keep our business running. Despite various challenges associated with the pandemic, we maintained high levels of employee engagement. We have effective oversight of our health and safety programs and perform regular health & safety reviews to ensure that proper policies are in place.

Competitive Compensation

We offer competitive and comprehensive compensation and benefit programs to our employees that provide for pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development. Our program includes:

•
a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay approximately 87% of total premium costs,
•
a 401(k) plan with a company provided match of up to 3% of the first 6% contributed by the employee;
•
a profit-sharing plan, paying eligible employees a percentage of their eligible earnings based on company profits;
•
twelve annual holidays, nine of which are scheduled and three of which are designated by the employee;
•
a paid time off program, including paid sick and vacation time;

•
paid and unpaid leaves of absence, including paid family and medical leave;
•
flexible work schedule;
•
flexible spending and health savings accounts;
•
life and disability insurance coverage;
•
employee stock purchase plan;
•
on-site fitness center;
•
on-site nursing room;
•
Employee Assistance Programs; and
•
product discounts.

We are committed to ensuring that all of our employees are paid a fair wage. To that end, we offer competitive wages and benefits to our employees. We base annual pay increases and incentive compensation on merit, which is communicated to employees upon hire and documented through our performance management program. Our executive compensation program is designed to align incentives with achievement of our strategic plan and both short- and long-term operating objectives. We utilize a variety of external, third-party, market data sources to ensure that our compensation practices remain fair and competitive.

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
•
support for membership in professional associations; and
•
in-house training to aid with career advancement.

We believe that this training and development leads to more valuable contributions from our employees, while improving their satisfaction within existing roles and positioning them for potential future advancement.

Sustainability

In 2022, we established an Environmental, Social & Governance (ESG) working group to further align our values and drive recurring sustainable growth. Our management team and Board of Directors recognize that sustainability is an imperative, and has created an internal team that is tasked with driving progress. We continue to identify opportunities to reduce our environmental impact across our operations by reducing raw material waste, designing efficient work locations, and conserving our natural resources through recycling programs. We emphasize a culture of accountability and conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our stakeholders.

Backlog

We had a backlog of orders for our products totaling $3.7 million and $15.2 million as of April 30, 2022 and 2021, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	38	President and Chief Executive Officer
H. Andrew Fulmer	47	Chief Financial Officer

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

Other Key Employees

The following sets forth information regarding individuals other than our Chief Executive Officer and Chief Financial Officer who serve as key employees of our company.

Douglas V. Brown, age 43, has served as our Chief Counsel and Corporate Secretary since the Separation. Before the Separation, Mr. Brown served as Chief Counsel of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation. Mr. Brown previously was Associate General Counsel at Vista Outdoor Inc. from April 2018 to September 2019 and as Senior Counsel from August 2015 to April 2018. Prior to joining Vista Outdoor, Mr. Brown practiced corporate and securities law at the law firm Morgan, Lewis & Bockius LLP as a Corporate Associate from August 2011 to August 2015 and at the Division of Corporation Finance of the SEC as an Attorney Advisor from August 2008 to August 2011.

Kyle M. Carter, age 40, has served as our Corporate Controller and Assistant Secretary since the Separation. Before the Separation, Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until the Separation. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, with a focus on public registrant clients, from May 2006 to September 2010.

Arturo Del Rio, age 49, has served as our Vice President of Human Resources since June 2022. From January 2021 to January 2022, Mr. Del Rio served as the Global Human Resources Director of Ferro Corporation, a global supplier of technology-based functional coatings and color solutions for a broad range of industries and application. From August 2016 to December 2020, Mr. Del Rio was Director of Human Resources, Americas for Ferro Corporation. From January 2005 to August 2016, Mr. Del Rio held various human resources leadership positions at Parker Hannifin Corporation, a global supplier of motion and control technology products. From November 1994 to December 2004, Mr. Del Rio held various human resources roles at FEMSA Group, a company that participates in the beverage, retail, and logistics and distribution industries.

Elizabeth A. Sharp, age 60, has served as our Vice President of Investor Relations since the Separation. Before the Separation, Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until the Separation. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems (TFS), Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

James E. Tayon, age 32, has served as our Vice President of Marketing & Product Development since March 2022. Mr. Tayon served as our Vice President of Product Development from the Separation until March 2022. Before the Separation, Mr. Tayon served as Vice President of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation, Director of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2019 to May 2020; Product Engineering Manager of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from July 2017 until March 2019; Engineering Supervisor from August 2016 until July 2017; and a Product Development Engineer from 2012 until 2016. From 2008 until 2012, Mr. Tayon was a Product Development Engineer for J2 Scientific, a laboratory automation equipment designer and manufacturer, where he worked with Los Alamos National Labs developing custom automation solutions for nuclear sampling.

Brent A. Vulgamott, age 38, has served as our Vice President of Sales, Operations & Analytics since March 2022. Mr. Vulgamott served as our Vice President of Operations & Analytics from the Separation until March 2022. Before the Separation, Mr. Vulgamott served as Vice President of Operations of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2020 until the Separation. From November 2018 to March 2020, Mr. Vulgamott was the Director of Finance for Lockton Companies, a privately held insurance broker. From November 2015 to November 2018, Mr. Vulgamott was Division Controller for the Outdoor Products & Accessories Division of Smith & Wesson Brands Inc. From April 2011 to October 2015, Mr. Vulgamott held finance leadership and management roles at Ford Motor Company and Piston Automotive, a publicly held automotive company and privately held automotive sub-supplier. From August 2007 to March 2011, Mr. Vulgamott held various accounting and FP&A roles with companies, including State Street Bank & Trust Co and Cerner Corporation.

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
•
We depend on our distribution facility, which may not produce the benefits expected.
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

•
We may incur additional significant costs to create the independent information technology infrastructure necessary to operate as an independent company.
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

We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. Our three largest customers accounted for an aggregate of 42.4% of our net sales for fiscal 2022. Of these customers, the world’s largest e-commerce retailer, accounted for 27.9% through its very extensive customer base of end consumers; a very large national sport specialty chain, accounted for 9.3% through its retail locations; and sales to our former parent accounted for 5.4% of our net sales for fiscal 2022. Of our total revenue, sales pursuant to our former parent company licenses accounted for an aggregate of 16.2% of our net sales for fiscal 2022 from our various sales channels.

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

We depend on our distribution facility, which may not produce the benefits expected.

We are extremely dependent on our distribution facility in Columbia, Missouri. The facility houses our principal executive, administrative, financial, sales, marketing, research and development, assembly, and quality inspection operations. We will have the exclusive right to utilize approximately 361,000 square feet of the approximately 613,000 rentable square feet in the facility, as well as access to the facility’s common areas, under a sublease from our former parent company.

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

Any substantial borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms or at a rate acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

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

Risks Related to the Separation

There are risks associated with our separation from our former parent company.

A number of aspects of our current relationship with our former parent company have changed as a result of our Separation from our former parent company. For example, if the Trademark License Agreement with our former parent company is not renewed after its initial five-year term as a result of our failure to meet the performance metric or following the tenth year as a result of our failure to agree with our former parent company about a continuation, we will not be able to use certain our former parent company trademarks in connection with our business, including on our products or promotional materials. We license Smith & Wesson, M&P, T/C, and Performance Center, all of which are owned by our former parent company.

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

We may incur additional significant costs to create the independent information technology infrastructure necessary to operate as an independent company.

Our former parent company historically performed many important corporate functions for us, including internal audit, finance, accounting, tax, human resources, information technology, litigation management, real estate, environmental, and public affairs. Following the Separation, our former parent company has continued to provide information technology services to us on a transitional basis pursuant to a Transition Services Agreement. Our former parent company may not successfully perform all of these functions during the transition period, and we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, operating results, and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2021. All the properties listed below are leased. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility
Columbia, Missouri	Corporate Office and Warehouse
Wilsonville, Oregon	Office and Warehouse
Holland, Michigan	Storefront and Warehouse
Dallas, Texas	Storefront and Warehouse
Chicopee, Massachusetts	Administrative Office
Shenzhen, Peoples Republic of China	Office

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

Holders

On July 7, 2022, there were 224 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Performance Graph

The following graph compares the cumulative total stockholder returns for the period from August 24, 2020 (the effective date of the registration of AOUT Common Stock) to April 30, 2022 for (i) our common stock; (ii) the Russell 2000 Index; and (iii) the S&P 500 Index. The graph assumes an investment of $100 on August 25, 2020 (first day of trading activity) through the last trading day of fiscal 2022. The calculation of cumulative stockholder return on the Russell 2000 Index and the S&P 500 Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

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

Repurchases of Common Stock

As of April 30, 2022, we had no open authorized share repurchase programs. The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2022 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
December 1, 2021 to January 31, 2022	364,398	$19.18	364,398	$8,000
February 1 to April 30, 2022	472,566	16.91	472,566	—
Total	836,964	$17.90	836,964	$—

(1)
On December 6, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock, subject to certain conditions, in the open market, or block purchases, executable through December 2023. During fiscal 2022, we completed this stock repurchase program by purchasing 836,964 shares of our common stock, in the open market, for $15.0 million under this authorization.
(2)
The average price per share excludes fees paid to acquire the shares.

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

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2022 and 2021. The comparison of, and changes between, the fiscal years ended April 30, 2021 and 2020 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 15, 2021.

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

We operate as one reporting segment. We analyze revenue streams in various ways, including customer group, brands, and customer channels. However, this information does not include a full set of discrete financial information.

Basis of Presentation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for the period from August 24, 2020 through April 30, 2022 are consolidated financial statements based on the reported results of our company as a standalone company. Accordingly, the period subsequent to the Separation in fiscal 2021 included consolidated and combined financial statements.

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

In March 2022, we acquired substantially all of the assets of Grilla Grills (including its branded products) from Fahrenheit Technologies, Inc., or FTI, for a purchase price of $27 million, subject to certain adjustments. Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. Because of the timing of the acquisition, we are in the process of integrating Grilla Grills into our business as we operate out of Holland, Michigan under a transition services agreement with FTI. We plan to fully integrate Grilla Grills into our business in fiscal 2023. Results of operations for the fiscal year ended April 30, 2022 include activity for the period subsequent to the acquisition date of Grilla Grills.

Fiscal 2022 Highlights

Our operating results for fiscal 2022 included the following:

•
Net sales were $247.5 million, a decrease of $29.2 million, or 10.5%, from the prior fiscal year, reflecting a decrease in net sales for both our e-commerce channels and our traditional channels, partially offset by an increase in our own direct-to-consumer business.
•
Gross margin was 46.2%, an increase of 40 basis points over the prior fiscal year.
•
Net loss was $64.9 million, or ($4.66) per diluted share, compared with net income of $18.4 million, or $1.29 per diluted share, for the prior fiscal year. The net loss in fiscal 2022 included a $67.8 million non-cash goodwill impairment charge.
•
Non-GAAP Adjusted EBITDAS was $35.0 million, compared with $47.3 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.
•
On March 25, 2022, we amended our credit facility to increase our revolving line of credit to $75.0 million secured by substantially all the assets of our company with available borrowings determined by a borrowing base calculation. The revolving line includes an option to increase the credit commitment for an additional $15.0 million.
•
We repurchased 836,964 shares of our common stock, in the open market, for a total of $15.0 million during fiscal 2022.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated and combined net sales for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$247,526	$276,687	$(29,161)	-10.5%
Cost of sales	133,287	149,859	(16,572)	-11.1%
Gross profit	$114,239	$126,828	$(12,589)	-9.9%
% of net sales (gross margin)	46.2%	45.8%

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$97,418	$108,726	$(11,308)	-10.4%
Traditional channels	150,108	167,961	(17,853)	-10.6%
Total net sales	$247,526	$276,687	$(29,161)	-10.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$234,803	$267,573	$(32,770)	-12.2%
International net sales	12,723	9,114	3,609	39.6%
Total net sales	$247,526	$276,687	$(29,161)	-10.5%

Fiscal 2022 Net Sales Compared with Fiscal 2021

Total net sales decreased $29.2 million, or 10.5%, from the prior year.

Net sales in our traditional channels decreased $17.9 million, or 10.6%, from the prior year, primarily because of lower net sales of our shooting sports products. We believe our shooting sports products demand is more directly associated with firearm demand, which declined 22.2% as indicated by adjusted background checks reported in National Instant Criminal Background Check System, or NICS, compared with the prior fiscal year, a period which we believe had heightened demand as a result of certain news and pandemic related events. The lower net sales in shooting sports was partially offset by increased net sales of our outdoor lifestyle products, specifically for our fishing, hunting, and rugged outdoor products. Net sales in our international channel increased 39.6%, primarily because of increased demand for products in our hunting and shooting sports categories, from customers in Canada as well as incremental new international customers.

Net sales in our e-commerce channel decreased $11.3 million, or 10.4%, from the prior year, a period that, we believe reflected heightened e-commerce net sales because of COVID-19 related restrictions. In addition, our prior year included replenishment of retailer inventory after non-essential product orders were halted in our fourth quarter of fiscal 2020, which had a positive impact on our net sales for the year ended April 30, 2021. During that period, we noted numerous retail store closures and stay at home orders that we believe resulted in a shift in consumer preferences to online retailers. Although our net sales in our e-commerce channel decreased from the prior year, direct-to-consumer sales from our own websites increased 73.0% over the prior year. In addition, net sales in fiscal 2022 were negatively impacted by lower demand of our shooting sports products partially offset by increased net sales of our outdoor lifestyle products.

New products, defined as any new SKU introduced over the prior two fiscal years, represented 25.8% of net sales for fiscal 2022. We have a history of introducing approximately 250 to 350 new SKUs each year, the majority of which are introduced late in our third fiscal quarter.

Our order backlog as of April 30, 2022 was $3.7 million, or $11.5 million lower than at the end of fiscal 2021. Although we generally fulfill the majority of our order backlog, we allow orders received which have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2022 Cost of Sales and Gross Profit Compared with Fiscal 2021

Gross margin for fiscal 2022 increased 40 basis points over the prior fiscal year, primarily because of favorable impacts of price increases and recoveries from tariff drawbacks, partially offset by increased promotional product discounts and higher freight expense.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$5,501	$5,378	$123	2.3%
Selling, marketing, and distribution	56,168	56,773	(605)	-1.1%
General and administrative	41,244	41,182	62	0.2%
Goodwill impairment	67,849	—	67,849	N/A
Total operating expenses	$170,762	$103,333	$67,429	65.3%
% of net sales	69.0%	37.3%

Fiscal 2022 Operating Expenses Compared with Fiscal 2021

Excluding the impact of our non-cash goodwill impairment charge recorded during fiscal 2022, operating expenses were relatively flat as compared to fiscal 2021. Research and development expenses increased $123,000, primarily from increased freight costs for new product development samples. Selling, marketing, and distribution expenses decreased $605,000, primarily because of lower sales volume related expenses offset by higher expenses related to trade shows and increased freight costs. General and administrative expenses was relatively flat as compared to the prior year with $3.7 million of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs, partially offset by $2.5 million of lower acquired intangible asset amortization and $2.7 million of lower employee compensation-related expenses.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income/(loss) for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating (loss)/income	$(56,523)	$23,495	$(80,018)	-340.6%
% of net sales (operating margin)	-22.8%	8.5%

Fiscal 2022 Operating Income Compared with Fiscal 2021

Excluding our non-cash goodwill impairment charge, we had operating income of $11.3 million, a decrease of $12.2 million from the prior fiscal year. Operating income decreased primarily because of lower sales volumes and gross profit.

Interest (Expense)/Income, Net

The following table sets forth certain information regarding interest income/(expense), net for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Interest (expense)/income, net	$(324)	$300	$(624)	-208.0%

Interest (expense)/income, net decreased $624,000 from the prior fiscal year because of interest to service the $25.2 million of borrowings on our revolving line of credit and lower related party notes receivable balances. The related party notes were settled on the date of the Distribution.

Income Taxes

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$9,344	$5,887	$3,457	58.7%
% of income from operations (effective tax rate)	-16.8%	24.2%		-41.1%

We recorded an income tax expense of $9.3 million for fiscal 2022 compared with income tax expense of $5.9 million for fiscal 2021, primarily because of recording a full valuation allowance against our deferred tax assets. The effective tax rates were (16.8%) and 24.2% for fiscal 2022 and 2021, respectively. Excluding the impact of the non-cash goodwill impairment charges, and establishing the full valuation allowance against our deferred taxes, our effective tax rate for the fiscal year ended April 30, 2022 was 19.6%.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Net (loss)/income	$(64,880)	$18,405	$(83,285)	-452.5%
Net (loss)/income per share
Basic	$(4.66)	$1.31	$(5.97)	-455.7%
Diluted	$(4.66)	$1.29	$(5.95)	-461.2%

Fiscal 2022 Net (Loss)/Income Compared with Fiscal 2021

Excluding our non-cash goodwill impairment charge and related income tax effect, we had net income of $9.9 million, or $0.71 per diluted share, a decrease of $8.6 million, or ($0.58) per diluted share, from the prior fiscal year, primarily because of lower sales volumes and gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	For the Years Ended April 30,
	2022	2021

GAAP net (loss)/income	$(64,880)	$18,405
Interest expense	324	111
Income tax expense	9,344	5,887
Depreciation and amortization	16,967	19,827
Related party interest income	—	(424)
Stock compensation	2,812	2,910
Goodwill impairment	67,849	—
Transition costs	—	264
Technology implementation	1,948	—
COVID-19 expenses	—	223
Fair value inventory step-up	27	—
Acquisition costs	599	—
Other	40	125
Non-GAAP Adjusted EBITDAS	$35,030	$47,328

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

Following the Separation, our capital structure and sources of liquidity changed from the historical capital structure because we no longer participate in our former parent company’s centralized cash management program. Our ability to fund our operating needs depends on our future ability to continue to generate positive cash flow from operations and obtain financing on acceptable terms. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs. We also believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75.0 million credit facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, and our ability to navigate through the many negative business impacts from the COVID-19 pandemic. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $19.5 million of cash equivalents on hand as of April 30, 2022 and had $60.8 million in cash and cash equivalents on hand as of April 30. 2021.

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay our $25.2 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; implement our enterprise resource planning systems; and repurchase our common stock if we are authorized to do so. We estimate that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we recorded capital expenditures of $3.9 million and one-time operating expenses of $1.0 million. In addition, we recorded $948,000 of duplicative expenses in fiscal 2022, as we operate both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. In fiscal 2023, we expect capital expenditures of approximately $2.3 million and one-time operating expenses of approximately $1.6 million. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our consolidated and combined statement of operations and comprehensive income.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$(17,953)	$33,320	$(51,273)	-153.9%
Investing activities	(33,588)	(4,181)	(29,407)	703.3%
Financing activities	10,261	31,428	(21,167)	-67.4%
Total cash flow	$(41,280)	$60,567	$(101,847)	-168.2%

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash used in operating activities was $17.9 million for fiscal 2022 compared with cash generated of $33.3 million for the prior fiscal year. Cash used in operating activities for fiscal 2022 was impacted by $41.4 million of increased inventory as a result of a planned inventory build on high moving items due to the acceleration of planned purchases to help mitigate price increases on materials, future supply chain disruptions and additional new product introductions later in the year. In addition, our anticipated new products that have a higher average cost; increases in pricing from our suppliers; and increased freight costs increased our average finished goods per unit cost value during fiscal 2022, $4.5 million of reduced accounts payable due to timing of inventory shipments, $4.0 million of lower accrued payroll and incentives primarily because of lower management incentive accruals, and $2.1 million of lower sales volume variable expense accruals, partially offset by $8.6 million of lower accounts receivable due to lower net sales and timing of customer product shipments.

Our inventory increased during fiscal 2022 for the same reasons described above. It is possible that worsening of conditions or increased fears of the COVID-19 pandemic could have a renewed and prolonged effect on manufacturing or employment in Asia, travel to and from Asia, or other restrictions on imports, all of which could have a longer-term effect on our sales and profitability in future periods. In addition, increased demand for sourced products in various industries could cause further delays at various U.S. ports and as products move throughout the country, which could affect the timing of receipts of our products.

Investing Activities

Cash used in investing activities was $33.6 million in fiscal 2022 compared with a cash usage of $4.2 million in the prior fiscal year. This increase was primarily because of the $27.0 million used to acquire Grilla Grills during fiscal 2022 and the fact that we recorded capital expenditures for property and equipment, and patents and software of $6.6 million for fiscal 2022, which was $2.4 million higher than the prior fiscal year. The increase in capital expenditures was a result of the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $3.9 million of capital expenditures during fiscal 2022 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash provided by financing activities was $10.3 million in fiscal 2022 compared with $31.4 million in the prior fiscal year. Cash provided by financing activity in fiscal 2022 was primarily from $25.2 million borrowings on our revolving line of credit, offset by $15.0 million to repurchase our common stock under our authorized stock repurchase program. Cash provided by financing activities in fiscal 2022 was a result of changes in net transfers from our former parent company and the $25.0 million cash capital contribution from our former parent company as part of the Separation.

Credit Facility

On August 24, 2020, we entered into a five-year financing arrangement in anticipation of the Separation, consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the start date, with available borrowings determined by a borrowing base calculation. The revolving line included an option to increase the credit commitment for an additional $15.0 million. The revolving line bore interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin. During fiscal 2021, we recorded $410,000 of debt issuance costs associated with entering into this financing arrangement.

On March 25, 2022, we amended our secured loan and security agreement, or the Amended Loan and Security Agreement, increasing the revolving line of credit to $75.0 million, secured by substantially all our assets, maturing in March 2027, with available borrowings determined by a borrowing base calculation. The amendment also includes an option to increase the credit commitment for an additional $15 million. The amended revolving line bears interest at a fluctuating rate equal to the Base Rate or the Secured Overnight Financing Rate, or SOFR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.25% to a maximum of 1.75% based on certain conditions as defined in the Amended Loan and Security Agreement. The financing arrangement contains covenants relating to minimum debt service coverage. During fiscal 2022, we recorded $192,000 of additional debt issuance costs associated with entering into the Amended Loan and Security Agreement.

As of April 30, 2022, we had $25.2 million of borrowings outstanding on the revolving line of credit, which bore interest at 1.56%, equal to SOFR plus the applicable margin. The proceeds from the borrowings on our revolving line of credit were used to acquire Grilla Grills.

Inflation

We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors such as increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Although we do not believe that inflation had a material impact on us during fiscal 2022, increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.

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

As of our valuation date in fiscal 2022, we had $64.3 million of goodwill. During the annual impairment review process, we performed a step one analysis to assess the recoverability of our goodwill. The step one analysis estimates the fair value of our reporting unit and compares it to the carrying value of the reporting unit, including goodwill, to assess whether impairment is present. We estimate the fair value of our operating unit using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating unit. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value. We completed a step one analysis as of February 1, 2022, and concluded there were no indicators of impairment.

On April 30, 2022, the decline in our stock price and market capitalization indicated a reduction of the fair value of our reporting unit. We determined this decline to be a triggering event, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values and required us to complete an additional step one analysis. Given the volatility in the financial markets, we believe a market participant would determine that the income approach would be a more prominent metric for determining the fair value of our operating unit and thus we used a 75% weighting on the income approach and a 25% weighting on the market approach when valuing our operating unit. As of our interim valuation date, we had $67.8 million of goodwill. Based on the results of this evaluation, we recorded a non-cash impairment charge of our entire $67.8 million goodwill balance during our fourth quarter of fiscal 2022.

We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.

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

Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values and may change in the future, which could result in non-cash charges that would adversely affect our results of operations. The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 11 - Fair Value Measurement of the consolidated and combined financial statements, due to the significance of unobservable inputs developed using company-specific information.

We evaluate the recoverability of long-lived assets on an annual basis on February 1 or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. Based on the triggering event noted above, we evaluated the recoverability of our long-lived assets on April 30, 2022. Based on the results of this evaluation, on an undiscounted cash flow basis, there was no indications of impairment of our long-lived assets.

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

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We establish valuation allowances if it is more likely than not that we will be unable to realize our deferred income tax assets.

In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results, and tax planning strategies. Significant judgment is required in this analysis.

We determined in the current period that is more likely than not that the benefit from the Company’s net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

Estimates may change as new events occur, estimates of future taxable income may increase during the expected reversal period of our deferred tax assets, or additional information becomes available. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, a full or partial reversal of the valuation allowance could occur resulting in a decrease to the provision for income taxes in the period such a change in estimate is made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated and combined financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2022 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	25,170	—	—	25,170	—
Interest on debt	2,425	485	970	970	—
Operating lease obligations	37,758	3,092	6,119	4,102	24,445
Purchase obligations	50,768	50,768	—	—	—
Total obligations	$116,121	$54,345	$7,089	$30,242	$24,445

As of April 30, 2022, we had $25.2 million of borrowings outstanding on our revolving line of credit, which included $170,000 of interest and other fees. We are required to make interest payments for the unused portion of our revolving line of credit in accordance with the financing arrangement. Future unused loan fee obligations are not included above, which could accumulate up to approximately $190,000 per year, under certain circumstances, until the maturity date in fiscal 2026.

Interest on debt is based on outstanding debt as of April 30, 2022, and includes debt issue costs to be amortized over the life of the financing arrangement. The interest rate used to calculate was 1.6% as of April 30, 2022. See Note 10, Debt, for additional information.

Operating lease obligations represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included above. Our operating lease obligations are net of $605,000 of expected future sublease income. See Note 4, Leases, for additional information.

Purchase obligations represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2022 related to inventory purchases. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $75.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or SOFR, as applicable, plus the applicable margin. As of April 30, 2022, we had $25.2 million of borrowings outstanding under the revolving line of credit.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated and Combined Financial Statements are listed in the Index to Consolidated and Combined Financial Statements on page F-1 of this report.

(b) Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

2.1		Separation and Distribution Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	2.1	8/26/2020

3.1		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2		Amended and Restated Bylaws	8-K	3.2	8/26/2020

4.2		Description of Securities	10-K	4.2	7/15/2021

10.1	*	Transition Services Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.1	8/26/2020

10.2	*	Tax Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.2	8/26/2020

10.3	*	Employee Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.3	8/26/2020

10.4	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant	8-K	10.4	8/26/2020

10.5	*	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and the Registrant	8-K	10.5	8/26/2020

10.6	*	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.6	8/26/2020

10.7	*	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.7	8/26/2020

10.8	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.9	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.10	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.10	8/26/2020

10.11	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.12	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.13	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.14	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.15		Form of Indemnification Agreement entered into between the Registrant and the following directors and executive officers: As of August 24,2020 with Brian D. Murphy, H. Andrew Fulmer, Mary E. Gallagher, Gregory J. Gluchowski, Jr., Barry M. Monheit, and I. Marie Wadecki	8-K	10.15	8/26/2020

10.16		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

10.17		Amendment No. 1 to Loan and Security Agreement, dated as of March 25, 2022, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/28/2022

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

23.2	#	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: July 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President and Chief Executive Officer (Principal Executive Officer)	July 14, 2022
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	July 14, 2022
H. Andrew Fulmer
/s/ Barry M. Monheit	Chairman of the Board	July 14, 2022
Barry M. Monheit

/s/ Mary E. Gallagher	Director	July 14, 2022
Mary E. Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	July 14, 2022
Gregory J. Gluchowski, Jr.

/s/ Luis G. Marconi	Director	July 14, 2022
Luis G. Marconi

/s/ I. Marie Wadecki	Director	July 14, 2022
I. Marie Wadecki

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Outdoor Brands, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated and combined statements of operations and comprehensive income/(loss), equity, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Hartford, Connecticut

July 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of American Outdoor Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined statements of operations and comprehensive loss, cash flows, and equity, for the year ended April 30, 2020, and the related notes (collectively referred to as the "financial statements") of American Outdoor Brands, Inc., formerly the Outdoor Products & Accessories Business of Smith & Wesson Brands, Inc. (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2022	April 30, 2021
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,521	$60,801
Accounts receivable, net of allowance for credit losses of $129 on April 30, 2022 and $119 on April 30, 2021	28,879	37,487
Inventories	121,683	74,296
Prepaid expenses and other current assets	8,491	7,098
Income tax receivable	1,231	149
Total current assets	179,805	179,831
Property, plant, and equipment, net	10,621	9,715
Intangible assets, net	63,194	54,920
Goodwill	—	64,315
Right-of-use assets	23,884	25,375
Deferred income taxes	—	6,683
Other assets	336	424
Total assets	$277,840	$341,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,563	$16,021
Accrued expenses	7,853	9,843
Accrued payroll and incentives	2,788	6,774
Lease liabilities, current	1,803	1,771
Accrued profit sharing	998	1,933
Total current liabilities	27,005	36,342
Notes and loans payable, net of current portion	24,697	—
Lease liabilities, net of current portion	23,076	24,780
Other non-current liabilities	31	236
Total liabilities	74,809	61,358
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,240,290 shares issued and 13,403,326 shares outstanding on April 30, 2022 and 14,059,440 shares issued and outstanding on April 30, 2021	14	14
Additional paid in capital	268,393	265,362
Retained (deficit)/earnings	(50,351)	14,529
Treasury stock, at cost (836,964 shares on April 30, 2022)	(15,025)	—
Total equity	203,031	279,905
Total liabilities and equity	$277,840	$341,263

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Years ended April 30,
	2022	2021	2020
	(In thousands, except per share data)
Net sales (including $2.4 million of related party sales for the four months of our fiscal year 2021 prior to the Separation, and $15.1 million of related party sales for our fiscal year 2020)	$247,526	$276,687	$167,379
Cost of sales	133,287	149,859	96,363
Gross profit	114,239	126,828	71,016
Operating expenses:
Research and development	5,501	5,378	4,995
Selling, marketing, and distribution	56,168	56,773	38,596
General and administrative	41,244	41,182	41,292
Goodwill impairment	67,849	—	98,929
Total operating expenses	170,762	103,333	183,812
Operating (loss)/income	(56,523)	23,495	(112,796)
Other income/(expense), net:
Other income/(loss), net	1,311	497	(21)
Interest (expense)/income, net	(324)	300	4,963
Total other income, net	987	797	4,942
(Loss)/income from operations before income taxes	(55,536)	24,292	(107,854)
Income tax expense/(benefit)	9,344	5,887	(11,653)
Net (loss)/income/comprehensive (loss)/income	$(64,880)	$18,405	$(96,201)
Net (loss)/income per share:
Basic	$(4.66)	$1.31	$(6.88)
Diluted	$(4.66)	$1.29	$(6.88)
Weighted average number of common shares outstanding:
Basic	13,930	13,997	13,975
Diluted	13,930	14,225	13,975

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock		Former Net Parent	Additional		Treasury Stock
(In thousands)	Shares	Amount	Company Investment	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2019	—	$—	$324,614	$—	$—	—	$—	$324,614
Net loss	—	—	(96,201)	—	—	—	—	(96,201)
Net transfers to former parent	—	—	(4,315)	—	—	—	—	(4,315)
Balance at April 30, 2020	—	$—	$224,098	$—	$—	—	$—	$224,098
Net income	—	—	3,876	—	14,529	—	—	18,405
Stock-based compensation	—	—	—	2,486	—	—	—	2,486
Shares issued under employee stock purchase plan	35	—	—	386	—			386
Issuance of common stock under restricted stock unit awards, net of tax	49	—	—	(33)	—	—	—	(33)
Net transfers from former parent	—	—	34,563	—	—	—	—	34,563
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,537)	262,523	—	—	—	—
Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	—	$—	$279,905
Net loss	—	—	—	—	(64,880)	—	—	(64,880)
Stock-based compensation	—	—	—	2,812	—	—	—	2,812
Shares issued under employee stock purchase plan	77	—	—	870	—	—	—	870
Proceeds from exercise of stock options	3	—	—	5	—	—	—	5
Issuance of common stock under restricted stock unit awards, net of tax	101	—	—	(656)	—	—	—	(656)
Repurchase of treasury stock	—	—	—	—	—	837	(15,025)	(15,025)
Balance at April 30, 2022	14,240	$14	$—	$268,393	$(50,351)	837	$(15,025)	$203,031

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(64,880)	$18,405	$(96,201)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	16,967	19,827	23,639
Loss on sale/disposition of assets	161	107	819
Provision for credit losses on accounts receivable	17	(48)	688
Impairment of long-lived tangible assets	—	—	720
Goodwill impairment	67,849	—	98,929
Deferred income taxes	6,683	(3,103)	(12,499)
Stock-based compensation expense	2,812	2,910	850
Changes in operating assets and liabilities:
Accounts receivable	8,591	(2,343)	(8,763)
Inventories	(41,431)	(14,297)	942
Prepaid expenses and other current assets	(1,393)	(5,816)	(250)
Income taxes	(1,082)	(45)	(132)
Accounts payable	(4,521)	7,632	12
Accrued payroll and incentives	(3,986)	4,751	(1,397)
Right-of-use assets	1,650	1,337	939
Accrued profit sharing	(935)	1,716	(61)
Accrued expenses	(2,140)	3,691	1,434
Other assets	(279)	9	(55)
Lease liabilities	(1,831)	(1,543)	(1,146)
Other non-current liabilities	(205)	130	(21)
Net cash (used in)/provided by operating activities	(17,953)	33,320	8,447
Cash flows from investing activities:
Acquisition of business	(27,000)	—	—
Payments to acquire patents and software	(3,191)	(558)	(383)
Payments to acquire property and equipment	(3,397)	(3,623)	(1,480)
Net cash used in investing activities	(33,588)	(4,181)	(1,863)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,170	—	—
Payments to acquire treasury stock	(15,025)	—	—
Net transfers from former parent	—	31,485	(6,512)
Cash paid for debt issuance costs	(103)	(410)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	875	386	—
Payment of employee withholding tax related to restricted stock units	(656)	(33)	—
Net cash provided by/(used in) financing activities	10,261	31,428	(6,512)
Net (decrease)/increase in cash and cash equivalents	(41,280)	60,567	72
Cash and cash equivalents, beginning of period	60,801	234	162
Cash and cash equivalents, end of period	$19,521	$60,801	$234
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$125	$111	$—
Income taxes	$3,819	$7,951	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2022	2021	2020
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$1,277	$254	$54
Non-cash transfers to/from former parent	—	1,398	—
Changes in right-of-use assets for operating lease obligations	158	23,940	3,369
Changes in lease liabilities for operating lease obligations	158	23,940	4,449
Charges of debt issuance costs included in accrued expenses	89	—	—

The accompanying notes are an integral part of these consolidated and combined financial statement

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Background, Description of Business, and Basis of Presentation

Background

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent, completed the spin-off of its outdoor products and accessories business, or the Separation, to our company (our “company,” “we,” “us,” or “our”).

The consolidated and combined financial statements for the period prior to the Separation do not necessarily reflect what the financial position, results of operations, and cash flows would have been had we operated as an independent, publicly traded company during the historical periods presented. For the period prior to the Separation, the combined financial statements were prepared on a “carve-out” basis.

Description of Business

We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and and we license for use in association with certain products we sell additional brands, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and T/C. In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

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

Basis of Presentation – Consolidated Financial Statements Subsequent to the Separation

Our financial statements for the periods through the Separation date of August 24, 2020 are combined financial statements prepared on a “carve-out” basis as discussed below. Our financial statements for all periods subsequent to August 24, 2020 are consolidated financial statements based on our reported results as a standalone company, and have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Basis of Presentation – Combined Financial Statements Prior to the Separation

For the period prior to the Separation, the combined financial statements reflected the financial position, results of operations, and cash flows for the periods presented as historically managed by our former parent and were derived from the consolidated financial statements and accounting records of our former parent in accordance with GAAP.

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

Reclassification

We have adjusted the accompanying consolidated balance sheet as of April 30, 2021 to reclassify $4.8 million from accounts receivable, net, to other current assets, and $1.2 million, net, from Property, Plant, and Equipment, net to Intangibles, net, to conform with our current presentation. This reclassification had no impact on the previously reported net income and comprehensive income and operating cash flows.

2. Summary of Significant Accounting Policies

Use of Estimates

In preparing the consolidated and combined financial statements in accordance with GAAP, we make estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Our significant estimates include provisions for excess and obsolete inventory, accruals for freight, duty, and tariff costs on international inventory purchases, valuation of goodwill and long-lived intangible assets, and realization of deferred tax assets. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying consolidated and combined financial statements include the accounts of our company and our wholly owned subsidiaries, including AOB Products Company, or AOBPC (formerly Battenfeld Technologies, Inc., or BTI), BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or ust, and AOB Consulting (Shenzhen), Co., LTD. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in equity, and cash flows at April 30, 2022, 2021, and 2020 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Estimated Credit Losses

We record trade accounts receivable at net realizable value that include estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns as discussed under Revenue Recognition. We extend credit to our domestic customers and some foreign distributors based on their credit worthiness. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for credit loss accounts.

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

In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2022, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other income/(loss), net on our consolidated and combined statement of operations.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost on the first-in, first-out method and net of discounts or rebates received from vendors. Provisions for potential non-saleable inventory due to excess stock or obsolescence are based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment

We record property, plant, and equipment, consisting of leasehold improvements, machinery, equipment, software, hardware, furniture, and fixtures at cost and depreciate them using the straight-line method over their estimated useful lives. We recognize amortization expense for leasehold improvements over the shorter of their estimated useful lives or the lease terms, and include them in depreciation and amortization expense. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement, or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

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

Goodwill is assigned at the reporting unit level. As mentioned below, we have determined that we have one operating unit.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Valuation of Goodwill and Long-lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with Accounting Standard Codification, or ASC, 360, Property, Plant, and Equipment. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value, primarily using future anticipated cash flows that are directly associated with, and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

We have significant long-lived assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived assets are developed technology, customer relationships, patents, trademarks, and trade names. We amortize all finite-lived assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.

As of our valuation date in fiscal 2022, we had $64.3 million of goodwill. During the annual impairment review process, we performed a step one analysis to assess the recoverability of our goodwill. The step one analysis estimates the fair value of our reporting unit and compares it to the carrying value of the reporting unit, including goodwill, to assess whether impairment is present. We estimate the fair value of our operating unit using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating unit. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value. We completed a step one analysis as of February 1, 2022, and concluded there were no indicators of impairment.

On April 30, 2022, the decline in our stock price and market capitalization indicated a reduction of the fair value of our reporting unit. We determined this decline to be a triggering event, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values and required us to complete an additional step one analysis. Given the volatility in the financial markets, we believe a market participant would determine that the income approach would be a more prominent metric for determining the fair value of our operating unit and thus we used a 75% weighting on the income approach and a 25% weighting on the market approach when valuing our operating unit. As of our interim valuation date, we had $67.8 million of goodwill. Based on the results of this evaluation, we recorded a non-cash impairment charge of our entire $67.8 million goodwill balance during our fourth quarter of fiscal 2022.

We have reviewed the provisions of ASC 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.

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

Our assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support asset carrying values and may change in the future, which could result in non-cash charges that would adversely affect our results of operations. The re-measurement of goodwill is classified as a Level 3 fair value assessment as described in Note 11 - Fair Value Measurement of the consolidated and combined financial statements, due to the significance of unobservable inputs developed using company-specific information.

Based on the triggering event noted above, we evaluated the recoverability of our long-lived assets on April 30, 2022. Based on the results of this evaluation, on an undiscounted cash flow basis, there was no indications of impairment of our long-lived assets.

Business Combinations

We allocate the purchase price, including any contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable, as a result these estimates, and assumptions may require adjustment in the future if actual results differ from our estimates.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
e-commerce channels	$97,418	$108,726	$(11,308)	-10.4%	$54,316
Traditional channels	150,108	167,961	(17,853)	-10.6%	113,063
Total net sales	$247,526	$276,687	$(29,161)	-10.5%	$167,379

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick and mortar stores and generate the large majority of their revenue from consumer purchases at their brick and mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change	2020
Domestic net sales	$234,803	$267,573	$(32,770)	-12.2%	$160,905
International net sales	12,723	9,114	3,609	39.6%	6,474
Total net sales	$247,526	$276,687	$(29,161)	-10.5%	$167,379

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

Advertising

We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $13.3 million, $14.4 million, and $14.5 million in fiscal 2022, 2021, and 2020, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

Warranty

We generally provide either a limited lifetime, four-year, three-year, two-year, or one-year warranty program to the original purchaser of most of our products. We will also repair or replace certain products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize could be adversely impacted.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

	April 30, 2022	April 30, 2021	April 30, 2020
Beginning balance	717	336	587
Warranties issued and adjustments to provisions	399	1,083	193
Changes related to preexisting product recall accruals	-	-	(180)
Warranties assumed in acquisition	150	-	-
Warranty claims	(480)	(702)	(264)
Ending balance	786	717	336

Rent Expense

We occasionally enter into non-cancelable operating leases for office space, distribution facilities, and equipment. Our leases for real estate have initial terms ranging from one to 18 years, generally with renewal options. Leases for equipment typically have initial terms ranging from one to 10 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. We record rent expense for leases containing landlord incentives or scheduled rent increases on a straight-line basis over the lease term beginning with the earlier of the lease commencement date or the date we take possession or control of the leased premises. See Note 4 – Leases for more information.

(Loss)/Earnings per Share

On August 24, 2020, the date of consummation of the Separation, our former parent distributed 13,975,104 shares of our common stock, par value $0.001 per share, to our former parent’s stockholders of record as of August 10, 2020, or the Record Date. We utilize this share amount for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by our former parent prior to the Separation. These shares are treated as issued and outstanding at April 30, 2020 for purposes of calculating historical basic and diluted earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as we had no stock-based awards outstanding.

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the fiscal years ended April 30, 2022 and 2021, respectively. After the Separation, the weighted-average number of common shares outstanding for basic and diluted earnings per share for the fiscal year ended April 30, 2021 was based on the weighted-average number of actual common shares outstanding assuming the number of shares of AOUT common stock outstanding on August 24, 2020 had been outstanding at the beginning of the fiscal years ended April 30, 2021 and 2020, respectively.

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Years Ended April 30,
	2022			2021			2020
	Net		Per Share	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
Basic (loss)/earnings	$(64,880)	13,930	$(4.66)	$18,405	13,997	$1.31	$(96,201)	13,975	$(6.88)
Effect of dilutive stock awards	—	—	—	—	228	(0.02)	—	—	—
Diluted (loss)/earnings	$(64,880)	13,930	$(4.66)	$18,405	14,225	$1.29	$(96,201)	13,975	$(6.88)

Stock-Based Compensation

Our stock-based compensation awards consist of stock options, performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period, which generally vest annually in four-year tranches, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). Prior to the Separation, the combined

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

statements of operations and comprehensive income/(loss) also include an allocation of our former parent's corporate and shared employee stock-based compensation expenses. See Note 12 – Stock-Based Compensation for additional information.

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

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We establish valuation allowances if it is more likely than not that we will be unable to realize our deferred income tax assets.

In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results, and tax planning strategies. Significant judgment is required in this analysis.

We determined in the current period that is more likely than not that the benefit from the Company’s net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

Estimates may change as new events occur, estimates of future taxable income may increase during the expected reversal period of our deferred tax assets, or additional information becomes available. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, a full or partial reversal of the valuation allowance could occur resulting in a decrease to the provision for income taxes in the period such a change in estimate is made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

For the fiscal year ended April 30, 2022 and 2021, respectively, one of our customers accounted for more than 10% of our net sales, accounting for $68.7 million, or 27.8%, and $76.3 million, or 27.6%, of our fiscal 2022 and 2021 net sales, respectively. For the fiscal year ended April 30, 2020, two of our external customers accounted for more than 10% of our net sales. These customers accounted for $37.9 million, or 22.9%, and $17.5 million, or 10.5%, of our fiscal 2020 net sales, respectively.

As of April 30, 2022, one of our customers exceeded 10% or more of our accounts receivable, accounting for $8.8 million, or 30.6%, of our fiscal 2022 accounts receivable. As of April 30, 2021, two of our customers exceeded 10% or more of our accounts receivable and accounted for $13.6 million, or 32.1%, and $4.5 million, or 10.7%, of our fiscal 2021 accounts receivable, respectively. We are not aware of any issues with respect to relationships with any of our top customers.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or any other reference rate expected to be discontinued. As a result of the amendment to the revolving line of credit agreement, see Note 10 - Debt, which uses SOFR as an interest rate option instead of LIBOR to calculate the applicable interest rate, the new guidance will not have a material impact on our consolidated and combined financial statements and related disclosures.
3. Acquisitions:

Grilla Grills Acquisition

In fiscal year 2022, we acquired substantially all of the assets of the Grilla Grills business of Fahrenheit Technologies, Inc., or FTI, for $27 million, financed using a combination of existing cash balances and cash from a $25 million draw on our revolving line of credit. Based in Michigan, Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We expect to finalize the purchase price allocation as soon as practicable during the respective measurement periods, which will not exceed 12 months from the date of acquisition. The acquisition of Grilla Grills will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the tradename, intangible assets, and the related tax impacts of any changes made. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. During the year ended April 30, 2022, we increased goodwill by $3.5 million as a result of valuations related to the Grilla Grills acquisition. The goodwill related to the Grilla Grills acquisition is deductible for tax purposes.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated preliminary allocation of the purchase price for the Grilla Grills acquisition (in thousands):

Grilla Grills Acquisition
Inventories	$5,956
Property, plant, and equipment	105
Intangibles	18,495
Goodwill	3,534
Total assets acquired	28,090
Accounts payable	894
Accrued expenses	46
Accrued warranty	150
Total liabilities assumed	1,090
$27,000

Included in general and administrative costs are $599,000 of acquisition-related costs incurred during the year ended April 30, 2022. The Grilla Grills acquisition generated $2.6 million of revenue during the year ended April 30, 2022.

We determined the fair market value of the intangible assets acquired in accordance with ASC 805 - Business Combinations and ASC 820 - Fair Value Measurement and assigned a fair market value of $18.5 million to tradenames at the acquisition date. We amortize assets in proportion to expected yearly revenue generated from the intangibles that we acquire. The weighted average life of tradenames acquired is 6.5 years.

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2020 (in thousands, except per share data):

	For the Year	For the Year
	Ended	Ended
	April 30, 2022	April 30, 2021
Net sales	$259,647	$290,267
Income from operations	10,050	23,959
Net income per share - diluted	0.58	1.33

The unaudited pro forma income from operations for the years ended April 30, 2022 and 2021 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2020 or the results that may be achieved in future periods.

4. Leases:

We lease real estate, as well as certain equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The amounts of assets and liabilities related to our operating leases as of April 30, 2022 are as follows (in thousands):

April 30, 2022
Operating Leases
Right-of-use assets	$27,475
Accumulated amortization	(3,591)
Right-of-use assets, net	$23,884

Lease liabilities, current portion	$1,803
Lease liabilities, net of current portion	23,076
Total operating lease liabilities	$24,879

During the fiscal year ended April 30, 2022, we recorded $3.9 million of operating lease costs, of which $218,000 related to short-term leases. During the fiscal year ended April 30, 2021, we recorded $3.1 million of operating lease costs, of which $263,000 related to short-term leases. As of April 30, 2022, our weighted average lease term and weighted average discount rate for our operating leases was 16.1 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

On August 24, 2020 and as part of the Separation, we entered into an 18-year sublease for our corporate headquarters (which includes our executive offices as well as our research and development, sales, marketing, and warehouse distribution activities) with our former parent, which is payable in 216 monthly installments through fiscal 2039. We evaluated this lease under ASC 842-10, which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. Based on our evaluation under ASC 842-10, we determined that the sublease qualified as an operating lease because the net present value of all the lease payments did not exceed 90% of the fair market value of the subleased building space. We recorded an operating Right-of-use lease asset and liability in the amount of $24.5 million. The effective interest rate for this lease is 5.4%.

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

Future lease payments for all our operating leases as of April 30, 2022, and for succeeding fiscal years, are as follows (in thousands):

Operating
2023	$3,092
2024	2,055
2025	2,059
2026	2,005
2027	2,033
Thereafter	26,514
Total future lease payments	37,758
Less amounts representing interest	(12,879)
Present value of lease payments	24,879
Less current maturities of lease liabilities	(1,803)
Long-term maturities of lease liabilities	$23,076

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the fiscal years ended April 30, 2022 and 2021, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.8 million and $1.5 million, respectively.

5. Inventory

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022		April 30, 2021
Finished goods	$110,650	(a)	$62,465
Finished parts	4,353		4,629
Work in process	194		445
Raw material	6,486		6,757
Total inventories	$121,683		$74,296

(a)
Finished goods inventory increased as a result of a planned inventory build in anticipation of new product introductions and additional strategic purchases to help mitigate price increases on materials and future supply chain disruptions. In addition, the increased freight, prices on materials, and new products with higher cost values have resulted in an increase of our average inventory unit values as of April 30, 2022, compared with April 30, 2021.

6. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Machinery and equipment	$17,664	$15,041
Computer and other equipment	2,095	1,071
Leasehold improvements	2,364	2,273
	22,123	18,385
Less: Accumulated depreciation and amortization	(12,635)	(10,454)
	9,488	7,931
Construction in progress	1,133	1,784
Total property, plant, and equipment, net	$10,621	$9,715

Depreciation expense for the fiscal years ended April 30, 2022, 2021, and 2020 was $2.3 million, $3.0 million, and $3.4 million, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles, by line item for the fiscal years ended April 30, 2022, 2021, and 2020 (in thousands):

	For the Years Ended April 30,
	2022	2021	2020
Cost of sales	$1,299	$1,016	$1,837
Research and development	203	43	83
Selling, marketing, and distribution	510	114	175
General and administrative (a)	14,955	18,653	21,814
Total depreciation and amortization	$16,967	$19,826	$23,909

(a)
General and administrative expenses included $14.4 million, $16.8 million, and $18.6 million of amortization for the fiscal years ended April 30, 2022, 2021, and 2020, respectively, which were recorded as a result of our acquisitions.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7. Intangible Assets

The following table summarizes intangible assets as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022			April 30, 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(67,955)	$22,025	$89,980	$(60,347)	$29,633
Developed software and technology	25,812	(19,395)	6,417	25,592	(17,183)	8,409
Patents, trademarks, and trade names	68,663	(39,030)	29,633	50,007	(34,308)	15,699
	184,455	(126,380)	58,075	165,579	(111,838)	53,741
Patents and software in development	4,689	—	4,689	749	—	749
Total definite-lived intangible assets	189,144	(126,380)	62,764	166,328	(111,838)	54,490
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,574	$(126,380)	$63,194	$166,758	$(111,838)	$54,920

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $14.5 million, $16.8 million, and $18.9 million for the fiscal years ended April 30, 2022, 2021, and 2020, respectively.

The following table represents future expected amortization expense as of April 30, 2022 (in thousands):

Fiscal	Amount
2023	$12,757
2024	12,345
2025	8,575
2026	7,393
2027	5,068
Thereafter	11,937
Total	$58,075

We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2022, 2021, and 2020, respectively, excluding the goodwill adjustments noted below.

8. Goodwill

Changes in goodwill are summarized as follows (in thousands):

Total Goodwill
Balance as of April 30, 2020	$64,315
Adjustments	—
Balance as of April 30, 2021	64,315
Adjustments	—
Acquisitions	3,534
Goodwill impairment	(67,849)
Balance as of April 30, 2022	$—

As of April 30, 2022, we have accumulated $177.2 million of goodwill impairment charges since fiscal 2015 which includes all of our accumulated goodwill to date. Refer to Note 2 – Summary of Significant Accounting Policies for more details relating to these impairments.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

9. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Accrued sales allowances	$2,392	$2,931
Accrued freight	1,253	2,466
Accrued commissions	1,175	1,578
Accrued professional fees	951	701
Accrued warranty	786	717
Accrued taxes other than income	718	1,052
Accrued employee benefits	312	153
Accrued other	266	245
Total accrued expenses	$7,853	$9,843

10. Debt

On August 24, 2020, we entered into a financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the closing date, with available borrowings determined by a borrowing base calculation. The revolving line included an option to increase the credit commitment by an additional $15 million. The revolving line bore interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin.

On March 25, 2022, we amended our secured loan and security agreement, or the Amended Loan and Security Agreement, increasing the revolving line of credit to $75 million, secured by substantially all our assets, maturing in March 2027, with available borrowings determined by a borrowing base calculation. The amendment also includes an option to increase the credit commitment by an additional $15 million. The amended revolving line bears interest at a fluctuating rate equal to the Base Rate or Secured Overnight Financing Rate, or SOFR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.25% to a maximum of 1.75% based on certain conditions as defined in the Amended Loan and Security Agreement. The financing arrangement contains covenants relating to minimum debt service coverage.

As of April 30, 2022, we had $25.2 million of borrowings outstanding on the revolving line of credit, which bore interest at 1.56%, equal to SOFR plus the applicable margin. The proceeds from the borrowings on our revolving line of credit were used to purchase the Grilla Grills branded products from FTI.

11. Fair Value Measurement

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $19.5 million as of April 30, 2022 and $60.8 million as of April 30, 2021. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

The carrying value of our revolving line of credit approximated the fair value, as of April 30, 2022, in considering Level 2 inputs within the hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any or Level 3 financial assets or liabilities as of April 30, 2022.

12. Equity

Treasury Stock

On December 6, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock, subject to certain conditions, in the open market, or block purchases, executable through December 2023. During the fiscal year ended April 30, 2022, we completed this stock repurchase program by purchasing 836,964 shares of our common stock, in the open market, for a total of $15.0 million under this authorization, utilizing cash on hand. We have recorded the shares we purchased, at cost, as a reduction of stockholders’ equity on the consolidated balance sheet.

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

In connection with the Separation, outstanding and vested awards granted to employees under our former parent’s incentive stock plans were converted into our stock-based awards. Unvested awards held by our employees were converted into our stock-based awards. The ratio used to convert our former parent incentive plan awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. All performance-based restricted share units, or PSUs, outstanding on the Distribution Date were converted to PSUs using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $711,000 of incremental stock-based compensation expense for our employees to be recognized over the awards' remaining vesting period. As of April 30, 2022, the remaining vesting period was 0.95 years.

Post-Separation, we have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. Our 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee established by our Board of Directors, administers the plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the plan are generally nontransferable and subject to forfeiture.

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

We recognized $2.8 million of stock-based compensation expense for the fiscal year ended April 30, 2022.

We recognized $2.9 million and $850,000 of stock-based compensation expense for the fiscal years ended April 30, 2021 and 2020, respectively. Of the total stock-based compensation we recognized for the period prior to the Separation, for the year ended April 30, 2021, $224,000 related to allocations of our former parent’s corporate and shared employee stock-based compensation expense. Of the total stock-based compensation recognized by us, for the year ended April 30, 2020, $244,000 related to allocations of our former parent's corporate and shared employee stock-based compensation.

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

	For the Years Ended April 30,
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

During the fiscal year ended April 30, 2022, we granted an aggregate of 77,251 service-based RSUs, including 28,948 RSUs to executive officers and 48,303 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 26,809 PSUs to our executive officers during fiscal 2022. In addition, in connection with a 2018 grant, we vested 10,800 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the fiscal year ended April 30, 2022, we cancelled 40,929 RSUs, and 24,565 PSUs, as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2022, we delivered common stock to our employees, including executive officers and directors, with a total market value of $3.3 million.

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

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal years ended April 30, 2022 and 2021 is as follows:

	For the Year Ended April 30,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	427,519	$11.67	—	$—
Converted on August 24, 2020	—	—	237,587	9.23
Awarded	114,860	26.92	244,364	14.10
Vested	(127,111)	11.57	(51,438)	11.89
Forfeited	(65,494)	15.86	(2,994)	11.82
RSUs and PSUs outstanding, end of period	349,774	$15.93	427,519	$11.67

As of April 30, 2022, there was $2.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.3 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal years ended April 30, 2022 and 2021, 76,098 shares and 34,947 shares, respectively, were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the year ended April 30, 2022:

	For the Years Ended April 30,
	2022	2021
Risk-free interest rate	0.05% - 0.09%	0.04% - 0.10%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	54.7% - 56.7%	52.4% - 60.6%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

13. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — Our employees participate in a contributory defined investment plan, subject to service requirements. Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $592,000 and $461,000 for the fiscal years ended April 30, 2022 and 2021, respectively.

Prior to the Separation, our employees participated in two contributory defined investment plans sponsored by our former parent, subject to service requirements. For one plan, employees could contribute up to 100% of their annual pay with no employer matching contributions. For the other plan, employees could contribute from 1% to 30% of their annual pay and our former parent generally made discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $215,000 for the fiscal year ended April 30, 2020.

Non-Contributory Profit-Sharing Plan — Our employees participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Prior to the Separation, our employees participated in a non-contributory profit-sharing plan sponsored by our former parent. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal years 2022, 2021, and 2020, we contributed $984,000, $1.9 million, and $217,000, respectively, which has been recorded in general and administrative costs. Contributions are funded after the fiscal year-end.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Year Ended April 30,
	2022	2021	2020
Current:
Federal	$2,356	$8,356	$693
State	302	1,085	149
Foreign	3	4	4
Total current	2,661	9,445	846
Deferred:
Deferred federal	5,958	(3,222)	(11,266)
Deferred state	725	(336)	(1,233)
Total deferred	6,683	(3,558)	(12,499)
Total income tax expense/(benefit)	$9,344	$5,887	$(11,653)

The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated and combined financial statements (in thousands):

	For the Year Ended April 30,
	2022	2021	2020
Federal income taxes expected at the statutory rate (a)	$(11,663)	$5,101	$(22,649)
State income taxes, less federal income tax benefit	(633)	586	(1,117)
Stock compensation	(276)	(83)	86
Research and development tax credit	(291)	(288)	(199)
Goodwill impairment	7,633	—	11,741
Change in deferred tax valuation allowance	14,200	241	—
Other	374	330	485
Total income tax expense/(benefit)	$9,344	$5,887	$(11,653)

(a)
We had a federal statutory rate of 21% in fiscal 2022, 2021, and 2020.

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2022	April 30, 2021
Non-current tax assets (liabilities):
Inventories	$1,594	$1,241
Accrued expenses, including compensation	1,805	2,827
Product liability	29	6
Workers' compensation	7	8
Warranty reserve	147	165
Stock-based compensation	801	592
State bonus depreciation	98	51
Property taxes	—	9
Property, plant, and equipment	(1,949)	(1,696)
Intangible assets	11,817	3,500
Right-of Use assets	(5,570)	(5,879)
Right-of Use lease liabilities	5,803	6,152
Other	(141)	(52)
Less valuation allowance	(14,441)	(241)
Net deferred tax asset/(liability) — total	$—	$6,683

There were no federal or state net operating loss carryforwards or credits as of April 30, 2022 and 2021.

As of April 30, 2022, we established a full valuation allowance of $14.4 million, an increase of $14.2 million over the prior fiscal year, against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be realized. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2021 we had $241,000 of valuation allowances provided on our deferred tax assets primarily related to IRC Section 162(m) limitations on the deductibility of certain executive compensation.

The income tax provisions (benefit) represent effective tax rates of (16.8%), 24.2%, and 10.8% for the fiscal year ended April 30, 2022, 2021, and 2020, respectively. Excluding the impact of the non-cash goodwill impairment charges, and establishing the full valuation allowance against our deferred taxes, our effective tax rate for the fiscal year ended April 30, 2022 was 19.6%. Excluding the impact of the non-cash goodwill impairment charges, our effective tax rate for the fiscal year ended April 30, 2020 was 17.4%.

U.S. income taxes have not been provided on $228,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practicable.

At April 30, 2022 and 2021, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2018.

15. Commitments and Contingencies

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the fiscal years ended April 30, 2022, 2021, and 2020, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Wilsonville, Oregon	October 31, 2022
Holland, Michigan	November 30, 2022
Dallas, Texas	January 31, 2023
Phoenix, Arizona	April 30, 2023
Columbia, Missouri (1)	April 30, 2023
Shenzhen, China	August 31, 2023
Chicopee, Massachusetts	May 31, 2025
Columbia, Missouri	December 31, 2038

(1)
Property is subleased.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

16. Segment Reporting

We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, our Chief Executive Officer, who reviews only consolidated financial information and makes decisions to allocate resources based on those financial statements. We analyze revenue streams in various ways, including customer group, brands, product categories, and customer channels. However, this information does not include a full set of discrete financial information. In addition, although we currently sell our products under 21 distinct brands that are organized into four brand lanes and include specific product sales that have identified revenue streams, these brand lanes are focused almost entirely on product development and marketing activities and do not qualify as separate reporting units under ASC 280-10-50-1. Other sales and customer focused activities, operating activities, and administrative activities are not divided by brand lane and, therefore, expenses related to each brand lane are not accumulated or reviewed individually. Our business is evaluated based upon a number of financial and operating measures, including sales, gross profit and gross margin, operating expenses, and operating margin.

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

Related Party Sales

For the period prior to the Separation in fiscal year 2021, our sales to our former parent totaled $2.4 million during, which are included in net sales in the combined statements of operations and comprehensive income/(loss). Our sales to our former parent totaled $15.1 million for the fiscal year 2020.

Net Transfers To and From our former parent

Prior to the Separation, our former parent utilized a centralized approach to cash management and financing its operations. Disbursements were made through centralized accounts payable systems, which were operated by our former parent. Cash receipts were transferred to centralized accounts, which were also maintained by our former parent. As cash was received and disbursed by our former parent, it was accounted for by us through the former parent company investment. Certain related party transactions between us and our former parent have been included within the former parent company investment in the combined balance sheets in the historical periods presented. All notes to and from our former parent were settled in connection with the Separation. The interest income and expense related to the activity with our former parent, that was historically included in our results prior to the Separation, is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with our former parent was $424,000 during the first four months of our fiscal year 2021, prior to the Separation, and $5.0 million for the fiscal year ended April 30, 2020. The total effect of the settlement of these related party transactions is reflected as a financing activity in the consolidated and combined statements of cash flows.