Form 10-Q
period 2022-07-31
American Outdoor Brands, Inc.
filed 2022-09-08
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The registrant had 13,456,529 shares of common stock, par value $0.001, outstanding as of September 1, 2022.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2022 and 2021

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

•
our future lease payments;
•
our future expected amortization expense;
•
our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.7 years;
•
our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•
the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•
the condensed consolidated financial statements may not be indicative of our future performance;
•
our belief that our future ability to fund our operating needs will depend on our future ability to generate positive cash flow from operations and obtain financing on acceptable terms;
•
the availability of equity or debt financing to us on acceptable terms;
•
our belief we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75 million credit facility;
•
our expectation that our overall cost of debt funding may increase and decrease the overall debt capacity and commercial credit available to us;
•
our expectation of spending approximately $5.5 million to $6.0 million for capital expenditures in fiscal 2023;
•
our future capital requirements dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, our ability to navigate through the business impacts from the coronavirus, or COVID-19 pandemic and related aftermath, and changes in consumer spending, which is sensitive to economic conditions and other factors;
•
the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained if sufficient funds are not available or are not available on acceptable terms;
•
our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our $20.0 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock if we have authorization to do so;
•
our estimation that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023;
•
our expectation for capital expenditures of approximately $2.3 million and one-time operating expenses of approximately $1.6 million in fiscal 2023; and
•
the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products; and our plan to implement a new ERP system in fiscal 2023.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	July 31, 2022 (Unaudited)	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,469	$19,521
Accounts receivable, net of allowance for credit losses of $137 on July 31, 2022 and $129 on April 30, 2022	23,920	28,879
Inventories	120,638	121,683
Prepaid expenses and other current assets	10,754	8,491
Income tax receivable	1,072	1,231
Total current assets	173,853	179,805
Property, plant, and equipment, net	10,357	10,621
Intangible assets, net	60,673	63,194
Right-of-use assets	25,417	23,884
Other assets	369	336
Total assets	$270,669	$277,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,495	$13,563
Accrued expenses	9,634	7,853
Accrued payroll and incentives	2,983	2,788
Lease liabilities, current	1,618	1,803
Accrued profit sharing	820	998
Total current liabilities	28,550	27,005
Notes and loans payable, net of current portion	19,551	24,697
Lease liabilities, net of current portion	24,739	23,076
Other non-current liabilities	31	31
Total liabilities	72,871	74,809
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,291,791 shares issued and 13,454,827 shares outstanding on July 31, 2022 and 14,240,290 shares issued and 13,403,326 outstanding on April 30, 2022	14	14
Additional paid in capital	268,855	268,393
Retained earnings	(56,046)	(50,351)
Treasury stock, at cost (836,964 shares on July 31, 2022 and April 30, 2022)	(15,025)	(15,025)
Total equity	197,798	203,031
Total liabilities and equity	$270,669	$277,840

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended July 31,
	2022	2021
	(In thousands, except per share data)
Net sales	$43,676	$60,768
Cost of sales	24,637	31,785
Gross profit	19,039	28,983
Operating expenses:
Research and development	1,756	1,521
Selling, marketing, and distribution	11,780	13,200
General and administrative	11,064	10,039
Total operating expenses	24,600	24,760
Operating (loss)/income	(5,561)	4,223
Other income, net:
Other income, net	241	129
Interest expense, net	(186)	(46)
Total other income, net	55	83
(Loss)/income from operations before income taxes	(5,506)	4,306
Income tax expense	189	849
Net (loss)/income	$(5,695)	$3,457
Net (loss)/income per share:
Basic	$(0.42)	$0.25
Diluted	$(0.42)	$0.24
Weighted average number of common shares outstanding:
Basic	13,443	14,083
Diluted	13,443	14,301

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2021	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at April 31, 2021	14,059	$14	$265,362	$14,529	—	$—	$279,905
Net income	—	—	—	3,457	—	—	3,457
Stock-based compensation	—	—	752	—	—	—	752
Proceeds from exercise of stock options	3	—	5	—		—	5
Issuance of common stock under restricted stock unit awards	38	—	—	—	—	—	—
Issuance of common stock under restricted stock unit awards, net of tax	—	—	(312)	—	—	—	(312)
Balance at July 31, 2021	14,100	$14	$265,807	$17,986	—	$—	$283,807

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2022	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(5,695)	—	—	(5,695)
Stock-based compensation	—	—	714	—	—	—	714
Issuance of common stock under restricted stock unit awards, net of tax	52	—	(252)	—	—	—	(252)
Balance at July 31, 2022	14,292	$14	$268,855	$(56,046)	837	$(15,025)	$197,798

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(5,695)	$3,457
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,162	4,179
Loss on sale/disposition of assets	—	127
Provision for credit losses on accounts receivable	7	23
Deferred income taxes	—	(110)
Stock-based compensation expense	714	752
Changes in operating assets and liabilities:
Accounts receivable	4,952	3,939
Inventories	1,045	(17,746)
Prepaid expenses and other current assets	(2,263)	(1,924)
Income taxes	159	869
Accounts payable	277	4,226
Accrued payroll and incentives	195	(3,532)
Right of use assets	426	403
Accrued profit sharing	(178)	248
Accrued expenses	1,781	2,479
Other assets	(33)	39
Lease liabilities	(481)	(443)
Other non-current liabilities	—	(151)
Net cash provided by/(used in) operating activities	5,068	(3,165)
Cash flows from investing activities:
Payments to acquire patents and software	(1,392)	(449)
Payments to acquire property and equipment	(218)	(537)
Net cash used in investing activities	(1,610)	(986)
Cash flows from financing activities:
Payments on notes and loans payable	(5,170)	—
Cash paid for debt issuance costs	(88)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	—	5
Payment of employee withholding tax related to restricted stock units	(252)	(312)
Net cash used in financing activities	(5,510)	(307)
Net decrease in cash and cash equivalents	(2,052)	(4,458)
Cash and cash equivalents, beginning of period	19,521	60,801
Cash and cash equivalents, end of period	$17,469	$56,343
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$161	$38
Income taxes	$32	$85

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(1) Organization:

We (our “company,” “we,” “us,” or “our”) are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facility in Wilsonville, Oregon.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license for use in association with certain products we sell additional brands, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and T/C. In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2022. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of July 31, 2022, our condensed consolidated statement of operations for the three months ended July 31, 2022 and 2021, and our condensed consolidated statement of cash flows for the three months ended July 31, 2022 and 2021. The consolidated balance sheet as of April 30, 2022 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

Reclassification

Certain immaterial reclassifications were made to the accompanying condensed consolidated statement of cash flows for the three months ended July 31, 2021 to reclassify payments to acquire property and equipment, to payments to acquire patents and software; however, the total amount of net cash used in investing activities remained unchanged. This reclassification had no impact on the previously reported net income.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

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

The amount of revenue we recognize reflects the expected consideration to be received for providing the goods or services to customers, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$20,545	$16,608	$3,937	23.7%
Traditional channels	23,131	44,160	(21,029)	-47.6%
Total net sales	$43,676	$60,768	$(17,092)	-28.1%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$40,276	$56,530	$(16,254)	-28.8%
International net sales	3,400	4,238	(838)	-19.8%
Total net sales	$43,676	$60,768	$(17,092)	-28.1%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or any other reference rate expected to be discontinued. As a result of the amendment to the revolving line of credit agreement in fiscal year 2022, which uses SOFR as an interest rate option instead of LIBOR to calculate the applicable interest rate, see Note 8 - Debt, the new guidance will not have a material impact on our condensed consolidated financial statements and related disclosures.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 on May 1, 2021, and the cumulative effect of the adoption was not material to our condensed consolidated financial statements and related disclosures.

(3) Acquisitions:

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

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We expect to finalize the purchase price allocation as soon as practicable during the respective measurement periods, which will not exceed 12 months from the date of acquisition. The acquisition of Grilla Grills will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the tradename, intangible assets, and the related tax impacts of any changes made. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. During the year ended April 30, 2022, we increased goodwill by $3.5 million as a result of valuations related to the Grilla Grills acquisition, which was subsequently written off as we recorded a full impairment of our goodwill on April 30, 2022. The goodwill related to the Grilla Grills acquisition is deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price for the Grilla Grills acquisition (in thousands):

Grilla Grills Acquisition (as reported)

Inventories	$5,956
Property, plant, and equipment	105
Intangibles	18,495
Goodwill	3,534
Total assets acquired	28,090
Accounts payable	894
Accrued expenses	46
Accrued warranty	150
Total liabilities assumed	1,090
$27,000

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

We recorded $646,000 of acquisition-related costs, including $47,000 of acquisition-related costs incurred in the three months ended July 31, 2022, which are recorded in general and administrative expenses. The Grilla Grills acquisition generated $5.2 million of net sales during the three months ended July 31, 2022.

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

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2021 (in thousands, except per share data):

For the Three Months ended July 31, 2021
Net sales	$65,193
Income from operations	4,240
Net income per share - diluted	0.24

The unaudited pro forma income from operations for the three months ended July 31, 2021 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2021 or the results that may be achieved in future periods.

(4) Leases:

We lease real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of July 31, 2022 are as follows (in thousands):

	July 31, 2022	April 30, 2022
Operating Leases
Right-of-use assets	$29,422	$27,475
Accumulated amortization	(4,005)	(3,591)
Right-of-use assets, net	$25,417	$23,884

Lease liabilities, current portion	$1,618	$1,803
Lease liabilities, net of current portion	24,739	23,076
Total operating lease liabilities	$26,357	$24,879

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

For the three months ended July 31, 2022, we recorded $1.0 million of operating lease costs, of which $47,000 were short-term operating lease costs. For the three months ended July 31, 2021, we recorded $901,000 of operating lease costs, of which $51,000 were short-term operating lease costs. As of July 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 16.0 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

During the three months ended July 31, 2022, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the three months ended July 31, 2022, we recorded a right-of-use asset and lease liability of $1.9 million.

Future lease payments for all our operating leases for the remainder of fiscal 2023 and for succeeding fiscal years, as of July 31, 2022, are as follows (in thousands):

Operating
2023	$2,411
2024	2,221
2025	2,228
2026	2,177
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	39,908
Less amounts representing interest	(13,551)
Present value of lease payments	26,357
Less current maturities of lease liabilities	(1,618)
Long-term maturities of lease liabilities	$24,739

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $481,000 and $443,000 for the three months ended July 31, 2022 and 2021, respectively.

(5) Intangible Assets, net:

The following table summarizes intangible assets as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022			April 30, 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(69,476)	$20,504	$89,980	$(67,955)	$22,025
Developed software and technology	26,451	(20,035)	6,416	25,812	(19,395)	6,417
Patents, trademarks, and trade names	68,706	(40,282)	28,424	68,663	(39,030)	29,633
	185,137	(129,793)	55,344	184,455	(126,380)	58,075
Patents and software in development	4,899	—	4,899	4,689	—	4,689
Total definite-lived intangible assets	190,036	(129,793)	60,243	189,144	(126,380)	62,764
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$190,466	$(129,793)	$60,673	$189,574	$(126,380)	$63,194

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, five years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.4 million and $3.5 million for the three months ended July 31, 2022 and 2021, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

Future expected amortization expense for the remainder of fiscal 2023 and for succeeding fiscal years, as of July 31, 2022, are as follows (in thousands):

Fiscal	Amount
2023	$9,927
2024	12,294
2025	8,686
2026	7,396
2027	5,071
2028	3,787
Thereafter	8,183
Total	$55,344

(6) Fair Value Measurement:

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

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $17.5 million as of July 31, 2022 and $19.5 million as of April 30, 2022. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

The carrying value of our revolving line of credit approximated the fair value, as of July 31, 2022, in considering Level 2 inputs within the hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities as of July 31, 2022.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

(7) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022	April 30, 2022
Finished goods	$110,126	$110,650
Finished parts	3,785	4,353
Work in process	218	194
Raw material	6,509	6,486
Total inventories	$120,638	$121,683

(8) Debt:

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

As of July 31, 2022, we had $20.0 million of borrowings outstanding on the revolving line of credit, which bore interest at 2.85%, equal to SOFR plus the applicable margin. The proceeds from the borrowings on our revolving line of credit were used to purchase the Grilla Grills branded products from FTI in fiscal year 2022.

(9) Equity:

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three months ended July 31, 2021. Due to the loss from operations for the three months ended July 31, 2022, there are no common shares added to calculate dilutive earnings per share because the effect would be antidilutive.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$(5,695)	13,443	$(0.42)	$3,457	14,083	$0.25
Effect of dilutive stock awards	—	—	—	—	218	(0.01)
Diluted (loss)/earnings	$(5,695)	13,443	$(0.42)	$3,457	14,301	$0.24

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

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

We recognized $714,000 and $752,000 of stock-based compensation expense for the three months ended July 31, 2022 and 2021, respectively.

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

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three Months Ended July 31,
	2022	2021
Grant date fair market value
American Outdoor Brands, Inc.	$12.70	$26.44
Russell 2000 Index	$1,882.91	$2,277.45
Volatility (a)
American Outdoor Brands, Inc.	49.04%	47.78%
Russell 2000 Index	31.75%	30.69%
Correlation coefficient (b)	0.50	0.46
Risk-free interest rate (c)	2.91%	0.33%
Dividend yield (d)	0%	0%
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

During the three months ended July 31, 2022, we granted an aggregate of 52,277 PSUs to our executive officers. We also granted 192,489 RSUs during the three months ended July 31, 2022, including 52,277 RSUs to executive officers and 140,212 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the three months ended July 31, 2022, we cancelled 2,225 RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2022, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $854,000.

During the three months ended July 31, 2021, we granted an aggregate of 26,809 market-condition PSUs to our executive officers. We also granted 60,276 service-based RSUs during the three months ended July 31, 2021, including 26,809 RSUs to executive officers and 33,467 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent. During the three months ended July 31, 2021, we cancelled 360 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2021, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.5 million.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2022 and 2021 is as follows:

	For the Three Months Ended July 31,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	349,774	$15.93	427,519	$11.75
Awarded	251,966	11.58	97,885	27.44
Vested	(73,055)	14.77	(50,652)	12.35
Forfeited	(2,225)	21.86	(360)	16.23
RSUs and PSUs outstanding, end of period	526,460	$13.99	474,392	$14.92

As of July 31, 2022, there was $3.6 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.7 years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

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

(10) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022	April 30, 2022
Accrued sales allowances	$2,798	$2,392
Accrued freight	2,266	1,253
Accrued professional fees	1,206	951
Accrued warranty	905	786
Accrued commissions	865	1,175
Accrued taxes other than income	740	718
Accrued employee benefits	502	312
Accrued other	352	266
Total accrued expenses	$9,634	$7,853

(11) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $189,000 and $849,000 for the three months ended July 31, 2022 and 2021, respectively. The effective tax rate for the three months ended July 31, 2022 and 2021 was (3.4%) and 19.7%, respectively. Income tax expense for the three months ended July 31, 2022 included a discrete tax benefit of $40,000 associated with stock-based compensation. Income tax expense for the three months ended July 31, 2021 included a discrete tax benefit of $190,000 associated with stock-based compensation.

(12) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months ended July 31, 2022 and 2021, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2022 and 2021

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

(13) Segment Reporting:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2022 and 2021 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2022. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those discussed above in “Statement Regarding Forward-Looking Information” in this Form 10-Q. In addition, this section sets forth key objectives and performance indicators used by us, as well as key industry data tracked by us.

The following discussion and analysis includes references to net sales of our products in shooting sports and outdoor lifestyle categories. Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, camping, rugged outdoor activities, and outdoor cooking.

In March 2022, we acquired substantially all of the assets of Grilla Grills (including its branded products) from Fahrenheit Technologies, Inc., or FTI, for a purchase price of $27 million, subject to certain adjustments. Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. Because of the timing of the acquisition, we are in the process of integrating Grilla Grills into our business as we operate out of Holland, Michigan under a transition services agreement with FTI. We plan to fully integrate Grilla Grills into our business in fiscal 2023. Results of operations for the three months ended July 31, 2022 include activity for the period subsequent to the acquisition date of Grilla Grills.

First Quarter Fiscal 2023 Highlights

Our operating results for the three months ended July 31, 2022 included the following:

•
Net sales were $43.7 million, a decrease of $17.1 million, or 28.1%, from the comparable quarter last year.
•
Gross margin was 43.6%, an decrease of 410 basis points from the comparable quarter last year.
•
Net loss was $5.7 million, or $0.42 per diluted share, compared with net income of $3.5 million, or $0.24 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $1.4 million for the three months ended July 31, 2022 compared with $9.6 million for the three months ended July 31, 2021. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$43,676	$60,768	$(17,092)	-28.1%
Cost of sales	24,637	31,785	(7,148)	-22.5%
Gross profit	$19,039	$28,983	$(9,944)	-34.3%
% of net sales (gross margin)	43.6%	47.7%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$20,545	$16,608	$3,937	23.7%
Traditional channels	23,131	44,160	(21,029)	-47.6%
Total net sales	$43,676	$60,768	$(17,092)	-28.1%

Our e-commerce channels include net sales from customers that do not traditionally operate physical brick-and-mortar stores, but generate the majority of their revenue from consumer purchases from their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of revenue from consumer purchases in their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$40,276	$56,530	$(16,254)	-28.8%
International net sales	3,400	4,238	(838)	-19.8%
Total net sales	$43,676	$60,768	$(17,092)	-28.1%

For the three months ended July 31, 2022, total net sales decreased $17.1 million, or 28.1%, from the comparable quarter last year.

Net sales in our e-commerce channel increased $3.9 million, or 23.7%, from the comparable quarter last year, primarily because of a 234.8% increase in direct-to-consumer net sales over the comparable quarter last year. Our brands that are only sold on our direct-to-consumer websites represented $6.9 million, or 33.5%, of total e-commerce channel net sales for the three months ended July 31, 2022, which includes net sales from a business acquisition completed in the prior fiscal year. The increased direct-to-consumer net sales was partially offset by reduced demand for our shooting sports category.

Net sales in our traditional channels decreased $21.0 million, or 47.6%, from the comparable quarter last year primarily because of lower net sales for the majority of our products as a result of decreased orders from retailers which we believe is impacted by a combination of lower foot traffic and retailers’ efforts to reduce their overall inventory levels, as well as lower net sales of our shooting sports products to our OEM customers. In addition, we believe the decrease in traditional channel net sales was a result of a build in traditional channel inventories of our products during the first fiscal quarter last year as certain customers accelerated their purchases to offset the possibility of delays caused by global supply chain disruptions.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 25.9% of net sales for the three months ended July 31, 2022.

Gross margin for the three months ended July 31, 2022 decreased 410 basis points from the comparable quarter last year primarily because of lower sales volumes, increased freight expenses, increased promotional product discounts, and increased expense related to provisions on inventory, partially offset by favorable impacts of price increases and tariff drawbacks.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,756	$1,521	$235	15.5%
Selling, marketing, and distribution	11,780	13,200	(1,420)	-10.8%
General and administrative	11,064	10,039	1,025	10.2%
Total operating expenses	$24,600	$24,760	$(160)	-0.6%
% of net sales	56.3%	40.7%

Research and development expenses increased $235,000 over the comparable quarter last year primarily because of increased compensation-related expenses. Selling, marketing, and distribution expenses decreased $1.4 million from the comparable quarter last year because of lower sales volume-related accruals and lower advertising expenses. General and administrative expenses increased $1.0 million over the comparable quarter last year, primarily as a result of $1.0 million of legal and advisory fees associated with the completed cooperation agreement with a stockholder and $716,000 of increased standalone expenses, such as our information technology infrastructure costs and subscription and software costs, partially offset by lower compensation-related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating (loss)/income	$(5,561)	$4,223	$(9,784)	-231.7%
% of net sales (operating margin)	-12.7%	6.9%

Operating loss for the three months ended July 31, 2022 was $5.6 million, a decrease of $9.8 million from $4.2 million operating income for the three months ended July 31, 2021, primarily because of lower sales and gross profit as described above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$189	$849	$(660)	-77.7%
% of income from operations (effective tax rate)	-3.4%	19.7%		-23.1%

We recorded income tax expense of $189,000 for the three months ended July 31, 2022, compared with income tax expense of $849,000 for the prior year comparable quarter because of lower operating income. The income tax expense recorded during the three months ended July 31, 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net (Loss)/Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended July 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Net (loss)/income	$(5,695)	$3,457	$(9,152)	-264.7%
Net (loss)/income per share
Basic	$(0.42)	$0.25	$(0.67)	-268.0%
Diluted	$(0.42)	$0.24	$(0.66)	-275.0%

Net loss was $5.7 million, or $0.42 per diluted share, for the three months ended July 31, 2022 compared with net income of $3.5 million, or $0.24 per share, for the comparable quarter last year, primarily because of lower sales volume and gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three months ended July 31, 2022 and 2021, respectively (dollars in thousands):

	For the Three Months Ended July 31,
	2022	2021
	(Unaudited)
GAAP net (loss)/income	$(5,695)	$3,457
Interest expense	186	46
Income tax expense	189	849
Depreciation and amortization	4,162	4,179
Stock compensation	714	752
Technology implementation	769	272
Acquisition costs	47	—
Shareholder cooperation agreement costs	1,010	—
Non-GAAP Adjusted EBITDAS	$1,382	$9,555

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our $20.0 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock if we are authorized to do so. We estimate that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we recorded capital expenditures of $3.9 million and one-time operating expenses of $1.0 million. In fiscal 2023, we expect capital expenditures of approximately $2.4 million and one-time operating expenses of approximately $1.7 million. In addition, we recorded $948,000 of duplicative expenses in fiscal 2022 and we expect to spend approximately $500,000 of duplicative expenses in fiscal 2023, as we operated both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our condensed consolidated statement of operations.

The following table sets forth certain cash flow information for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$5,068	$(3,165)	$8,233	-260.1%
Investing activities	(1,610)	(986)	(624)	63.3%
Financing activities	(5,510)	(307)	(5,203)	1694.8%
Total cash flow	$(2,052)	$(4,458)	$2,406	-54.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $5.1 million for the three months ended July 31, 2022 compared with cash used in operating activities of $3.2 million for the three months ended July 31, 2021. Cash generated by operating activities for the three months ended July 31, 2022 was primarily impacted by $5.0 million of lower accounts receivable due to timing of customer shipments and $1.0 million of reduced inventory as a result of a planned reduction in purchases during the period, offset by additional purchases for new product introductions that will launch later in the year. In addition, we recorded $1.8 million of reduced sales volume related accruals.

Investing Activities

Cash used in investing activities was $624,000 higher during the three months ended July 31, 2022 as compared with the prior year comparable period primarily from increased spending on the development and implementation of our independent information technology infrastructure. We expect to spend approximately $7.5 million to $8.0 million of capital expenditures in fiscal 2023, an increase of $900,000 to $1.4 million over fiscal 2022, which includes the capital expenditures for the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $1.1 million of capital expenditures during the three months ended July 31, 2022 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $5.5 million for the three months ended July 31, 2022, primarily from $5.2 million of payments on our revolving line of credit.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, our ability to navigate through the many negative business impacts from the COVID-19 pandemic and related aftermath, and changes in consumer spending, which is sensitive to economic conditions and other factors. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $17.5 million of cash equivalents on hand as of July 31, 2022 and had $19.5 million in cash and cash equivalents on hand as of April 30, 2022.

Other Matters

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes from the information provided in Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 12 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on July 14, 2022, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2022, we had no authorized share repurchase programs.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.1	Cooperation Agreement, dated August 7, 2022, by and among the Engine Group and the Company (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference to the Registrant's Form 8-K filed with the SEC on August 8, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 8, 2022	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 8, 2022	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer