Form 10-Q
period 2022-10-31
American Outdoor Brands, Inc.
filed 2022-12-01
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The registrant had 13,329,874 shares of common stock, par value $0.001, outstanding as of November 28, 2022.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2022 and 2021

Accumax®, Adrenaline®, BOG®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Dominion®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Hydrosled®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, MEAT Your Maker! ®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lead Sled®, Lightguard®, Rail Master®, Tack Driver®, Your Land. Your Legacy®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, and T/C®, among others. This report also may contain trademarks and trade names of other companies.

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
•
our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.4 years;
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
•
our expectation of spending approximately $7.0 million to $7.5 million for capital expenditures in fiscal 2023;
•
our future capital requirements dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, and changes in consumer spending, which is sensitive to economic conditions and other factors;
•
our ability to navigate through the business impacts from the coronavirus, or COVID-19 pandemic and related aftermath;
•
the possibility that our ability to take advantage of unexpected changes in consumer spending, which is sensitive to economic conditions and other factors;
•
the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained if sufficient funds are not available or are not available on acceptable terms;
•
our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our $20.0 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock where we have authorization to do so;
•
our estimation that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023;
•
our expectation for capital expenditures relatedtoourinformationtechnologyinfrastructureinfiscal2023tobe approximately $2.4 million and one-time operating expenses of approximately $1.7 million;
•
our expectation to spend approximately $500,000 of duplicative expenses related to our information technology infrastructure in fiscal 2023;
•
our expectation for inventory levels to decline in the second half of fiscal 2023;
•
our plan to implement a new ERP system in fiscal 2023; and
•
our plan to fully integrate Grilla Grills into our business in fiscal 2023.

A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

•
potential disruptions in our suppliers’ ability to source the raw materials necessary for the production of our products, disruptions and delays in the manufacture of our products, and difficulties encountered by retailers and other components of the distribution channel for our products including delivery of product stemming from port congestion and related transportation challenges, which may continue to be adversely impacted by the multitude of the effects of COVID-19 and the hostilities in the Ukraine;
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

All forward-looking statements included herein, or in our Annual Report on Form 10-K, are based on information available to us as of their respective dates and speak only as of such dates. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or in our Annual Report on Form 10-K, reflect our views as of the date of these reports about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	October 31, 2022 (Unaudited)	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,355	$19,521
Accounts receivable, net of allowance for credit losses of $146 on October 31, 2022 and $129 on April 30, 2022	32,557	28,879
Inventories	111,444	121,683
Prepaid expenses and other current assets	11,292	8,491
Income tax receivable	1,286	1,231
Total current assets	172,934	179,805
Property, plant, and equipment, net	10,168	10,621
Intangible assets, net	58,067	63,194
Right-of-use assets	24,975	23,884
Other assets	328	336
Total assets	$266,472	$277,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,765	$13,563
Accrued expenses	10,869	7,853
Accrued payroll, incentives, and profit sharing	2,593	3,786
Lease liabilities, current	1,342	1,803
Total current liabilities	23,569	27,005
Notes and loans payable	19,575	24,697
Lease liabilities, net of current portion	24,520	23,076
Other non-current liabilities	31	31
Total liabilities	67,695	74,809
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,353,170 shares issued and 13,432,177 shares outstanding on October 31, 2022 and 14,240,290 shares issued and 13,403,326 outstanding on April 30, 2022	14	14
Additional paid in capital	270,220	268,393
Retained deficit	(55,676)	(50,351)
Treasury stock, at cost (920,993 shares on October 31, 2022 and 836,964 shares on April 30, 2022)	(15,781)	(15,025)
Total equity	198,777	203,031
Total liabilities and equity	$266,472	$277,840

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$54,436	$70,760	$98,112	$131,528
Cost of sales	28,474	37,723	53,111	69,508
Gross profit	25,962	33,037	45,001	62,020
Operating expenses:
Research and development	1,557	1,457	3,313	2,977
Selling, marketing, and distribution	13,924	15,664	25,704	28,864
General and administrative	10,615	10,615	21,679	20,654
Total operating expenses	26,096	27,736	50,696	52,495
Operating (loss)/income	(134)	5,301	(5,695)	9,525
Other income, net:
Other income, net	585	619	826	747
Interest expense, net	(242)	(53)	(428)	(99)
Total other income, net	343	566	398	648
Income/(loss) from operations before income taxes	209	5,867	(5,297)	10,173
Income tax (benefit)/expense	(161)	1,284	28	2,133
Net income/(loss)	$370	$4,583	$(5,325)	$8,040
Net income/(loss) per share:
Basic	$0.03	$0.32	$(0.40)	$0.57
Diluted	$0.03	$0.32	$(0.40)	$0.56
Weighted average number of common shares outstanding:
Basic	13,465	14,135	13,454	14,109
Diluted	13,589	14,348	13,454	14,369

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended October 31, 2022 and 2021	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at July 31, 2021	14,100	$14	$265,807	$17,986	—	$—	$283,807
Net income	—	—	—	4,583	—	—	4,583
Stock-based compensation	—	—	664	—	—	—	664
Shares issued under employee stock purchase plan	35	—	408	—		—	408
Issuance of common stock under restricted stock unit awards, net of tax	48	—	(193)	—	—	—	(193)
Balance at October 31, 2021	14,183	$14	$266,686	$22,569	—	$—	$289,269

Balance at July 31, 2022	14,292	$14	$268,855	$(56,046)	837	$(15,025)	$197,798
Net income	—	—	—	370	—	—	370
Stock-based compensation	—	—	1,121	—	—	—	1,121
Shares issued under employee stock purchase plan	39	—	287	—	—	—	287
Issuance of common stock under restricted stock unit awards, net of tax	22	—	(43)	—	—	—	(43)
Repurchase of treasury stock	—	—	—	—	84	(756)	(756)
Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777

	Common Stock		Additional		Treasury Stock
For the six months ended October 31, 2022 and 2021	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at April 30, 2021	14,059	$14	$265,362	$14,529	—	$—	$279,905
Net income	—	—	—	8,040	—	—	8,040
Stock-based compensation	—	—	1,416	—	—	—	1,416
Shares issued under employee stock purchase plan	35	—	408	—	—	—	408
Proceeds from exercise of stock options	3	—	5	—	—	—	5
Issuance of common stock under restricted stock unit awards, net of tax	86	—	(505)	—	—	—	(505)
Balance at October 31, 2021	14,183	$14	$266,686	$22,569	—	$—	$289,269

Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(5,325)	—	—	(5,325)
Stock-based compensation	—	—	1,835	—	—	—	1,835
Shares issued under employee stock purchase plan	39	—	287	—	—	—	287
Issuance of common stock under restricted stock unit awards, net of tax	74	—	(295)	—	—	—	(295)
Repurchase of treasury stock	—	—	—	—	84	(756)	(756)
Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six Months Ended October 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(5,325)	$8,040
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	8,272	8,386
(Gain)/loss on sale/disposition of assets	(5)	127
Provision for credit losses on accounts receivable	16	38
Deferred income taxes	—	(403)
Stock-based compensation expense	1,835	1,416
Changes in operating assets and liabilities:
Accounts receivable	(3,694)	(12,195)
Inventories	10,239	(30,677)
Prepaid expenses and other current assets	(2,781)	(4,093)
Income taxes	(55)	28
Accounts payable	(4,058)	3,632
Accrued payroll, incentives, and profit sharing	(1,193)	(3,977)
Right of use assets	868	812
Accrued expenses	3,016	4,637
Other assets	8	23
Lease liabilities	(976)	(891)
Other non-current liabilities	—	(177)
Net cash provided by/(used in) operating activities	6,167	(25,274)
Cash flows from investing activities:
Payments to acquire patents and software	(2,495)	(1,124)
Payments to acquire property and equipment	(816)	(1,708)
Net cash used in investing activities	(3,311)	(2,832)
Cash flows from financing activities:
Payments on notes and loans payable	(5,170)	—
Payments to acquire treasury stock	(756)	—
Cash paid for debt issuance costs	(88)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	287	413
Payment of employee withholding tax related to restricted stock units	(295)	(505)
Net cash used in financing activities	(6,022)	(92)
Net decrease in cash and cash equivalents	(3,166)	(28,198)
Cash and cash equivalents, beginning of period	19,521	60,801
Cash and cash equivalents, end of period	$16,355	$32,603
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$393	$76
Income taxes	$86	$2,500

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(1) Organization:

We (our “company,” “we,” “us,” or “our”) are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third-parties located in Asia. We also manufacture some of our electro-optics products at our facilities in Columbia, Missouri and Wilsonville, Oregon.

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

•
Our Adventurer brands include products that help enhance consumers’ fishing, camping, and outdoor cooking experiences.
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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2022. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of October 31, 2022, our condensed consolidated statement of operations for the three and six months ended October 31, 2022 and 2021, and our condensed consolidated statement of cash flows for the six months ended October 31, 2022 and 2021. The consolidated balance sheet as of April 30, 2022 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

Reclassification

Certain immaterial reclassifications were made to the accompanying condensed consolidated statement of cash flows for the six months ended October 31, 2021 to reclassify payments to acquire property and equipment, to payments to acquire patents and software; however, the total amount of net cash used in investing activities remained unchanged. This reclassification had no impact on the previously reported net income.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

Insurance Reserves

During the three months ended October 31, 2022, we transitioned to self-insured group health insurance programs. Prior to this transition, we had fully guaranteed cost group health insurance programs. We are now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. We record our liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis.

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$22,713	$27,535	$(4,822)	-17.5%
Traditional channels	31,723	43,225	(11,502)	-26.6%
Total net sales	$54,436	$70,760	$(16,324)	-23.1%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$52,106	$67,458	$(15,352)	-22.8%
International net sales	2,330	3,302	(972)	-29.4%
Total net sales	$54,436	$70,760	$(16,324)	-23.1%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$43,257	$44,143	$(886)	-2.0%
Traditional channels	54,855	87,385	(32,530)	-37.2%
Total net sales	$98,112	$131,528	$(33,416)	-25.4%

The following table sets forth certain information regarding geographic makeup of net sales in the above table for the six months ended October 31, 2022 and 2020 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$92,382	$123,988	$(31,606)	-25.5%
International net sales	5,730	7,540	(1,810)	-24.0%
Total net sales	$98,112	$131,528	$(33,416)	-25.4%

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

(3) Acquisitions:

Grilla Grills Acquisition

In fiscal 2022, we acquired substantially all of the assets of the Grilla Grills business of Fahrenheit Technologies, Inc., or FTI, for $27 million, financed using a combination of existing cash balances and cash from a $25 million draw on our revolving line of credit. Based in Michigan, Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. During the year ended April 30, 2022, we increased goodwill by $3.5 million as a result of valuations related to the Grilla Grills acquisition, which was subsequently written off as we recorded a full impairment of our goodwill on April 30, 2022. The goodwill related to the Grilla Grills acquisition is deductible for tax purposes. The valuation of the assets acquired, and liabilities assumed in the Grilla Grills acquisition is complete.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

The following table summarizes the preliminary allocation of the purchase price for the Grilla Grills acquisition (in thousands):

Grilla Grills Acquisition (as reported)

Inventories	$5,956
Property, plant, and equipment	105
Intangibles	18,495
Goodwill	3,534
Total assets acquired	28,090
Accounts payable	894
Accrued expenses	46
Accrued warranty	150
Total liabilities assumed	1,090
$27,000

We recorded $646,000 of acquisition-related costs, including $47,000 of acquisition-related costs incurred in the six months ended October 31, 2022, which are recorded in general and administrative expenses. The Grilla Grills acquisition generated $2.6 million and $7.8 million of net sales during the three and six months ended October 31, 2022, respectively.

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

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2021 (in thousands, except per share data):

	For the Three Months ended October 31, 2021	For the Six Months ended October 31, 2021
Net sales	$73,740	$138,932
Income from operations	5,421	9,660
Net income per share - diluted	0.33	0.57

The unaudited pro forma income from operations for the three and six months ended October 31, 2021 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2021 or the results that may be achieved in future periods.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

The amounts of assets and liabilities related to our operating leases as of October 31, 2022 are as follows (in thousands):

	October 31, 2022	April 30, 2022
Operating Leases
Right-of-use assets	$29,422	$27,475
Accumulated amortization	(4,447)	(3,591)
Right-of-use assets, net	$24,975	$23,884

Lease liabilities, current portion	$1,342	$1,803
Lease liabilities, net of current portion	24,520	23,076
Total operating lease liabilities	$25,862	$24,879

For the three and six months ended October 31, 2022, we recorded $1.1 million and $2.1 million, respectively, of operating lease costs, of which $41,000 and $88,000, respectively, were short-term operating lease costs. For the three and six months ended October 31, 2021, we recorded $920,000 and $1.8 million, respectively, of operating lease costs, of which $49,000 and $100,000, respectively, were short-term operating lease costs. As of October 31, 2022, our weighted average lease term and weighted average discount rate for our operating leases were 15.9 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

During the six months ended October 31, 2022, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the six months ended October 31, 2022, we recorded a right-of-use asset and lease liability of $1.9 million.

Future lease payments for all our operating leases for the remainder of fiscal 2023 and for succeeding fiscal years, as of October 31, 2022, are as follows (in thousands):

Operating
2023	$1,566
2024	2,221
2025	2,228
2026	2,177
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	39,063
Less amounts representing interest	(13,201)
Present value of lease payments	25,862
Less current maturities of lease liabilities	(1,342)
Long-term maturities of lease liabilities	$24,520

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $976,000 and $891,000 for the six months ended October 31, 2022 and 2021, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(5) Intangible Assets, net:

The following table summarizes intangible assets as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022			April 30, 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(70,995)	$18,985	$89,980	$(67,955)	$22,025
Developed software and technology	30,383	(20,611)	9,772	25,812	(19,395)	6,417
Patents, trademarks, and trade names	68,771	(41,536)	27,235	68,663	(39,030)	29,633
	189,134	(133,142)	55,992	184,455	(126,380)	58,075
Patents and software in development	1,645	—	1,645	4,689	—	4,689
Total definite-lived intangible assets	190,779	(133,142)	57,637	189,144	(126,380)	62,764
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$191,209	$(133,142)	$58,067	$189,574	$(126,380)	$63,194

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, five years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.3 million and $3.5 million for the three months ended October 31, 2022 and 2021, respectively. Amortization expenses amounted to $6.8 million and $7.0 million for the six months ended October 31, 2022 and 2021, respectively.

Future expected amortization expense for the remainder of fiscal 2023 and for succeeding fiscal years, as of October 31, 2022, are as follows (in thousands):

Fiscal	Amount
2023	$6,755
2024	12,968
2025	9,252
2026	7,961
2027	5,636
2028	4,352
Thereafter	9,068
Total	$55,992

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $16.4 million as of October 31, 2022 and $19.5 million as of April 30, 2022. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

The carrying value of our revolving line of credit approximated the fair value, as of October 31, 2022, in considering Level 2 inputs within the hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities as of October 31, 2022.

(7) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022	April 30, 2022
Finished goods	$101,724	$110,650
Finished parts	3,552	4,353
Work in process	81	194
Raw material	6,087	6,486
Total inventories	$111,444	$121,683

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

As of October 31, 2022, we had $20.0 million of borrowings outstanding on the revolving line of credit, which bore interest at 4.27%, equal to SOFR plus the applicable margin. Outstanding borrowings on the revolving line of credit are classified as non-current in the consolidated financial statements, maturing in March 2027. The proceeds from the borrowings on our revolving line of credit were used to purchase the Grilla Grills branded products from FTI in fiscal year 2022.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(9) Equity:

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, block purchases, or in privately negotiated transactions, executable through September 29, 2023. During the three and six months ended October 31, 2022, we repurchased 84,029 shares of our common stock for $756,000 under this authorization, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three months ended October 31, 2022 and 2021, respectively, and for the six months ended October 31, 2021. Due to the loss from operations for the six months ended October 31, 2022, there are no common shares added to calculate dilutive earnings per share because the effect would be antidilutive.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$370	13,465	$0.03	$4,583	14,135	$0.32
Effect of dilutive stock awards	—	124	—	—	213	—
Diluted earnings	$370	13,589	$0.03	$4,583	14,348	$0.32

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2022 and 2021 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2022			2021
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$(5,325)	13,454	$(0.40)	$8,040	14,109	$0.57
Effect of dilutive stock awards	—	—	—	—	260	(0.01)
Diluted (loss)/earnings	$(5,325)	13,454	$(0.40)	$8,040	14,369	$0.56

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

We recognized $1.1 million and $1.8 million of stock-based compensation expense for the three and six months ended October 31, 2022, respectively. We recognized $664,000 and $1.4 million of stock-based compensation expenses for the three and six months ended October 31, 2021, respectively.

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

During the six months ended October 31, 2022, we granted an aggregate of 52,277 PSUs to our executive officers. We also granted 263,898 RSUs during the six months ended October 31, 2022, including 52,277 RSUs to executive officers and 211,621 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the six months ended October 31, 2022, we cancelled 3,456 RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2022, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.1 million.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

During the six months ended October 31, 2021, we granted an aggregate of 26,809 market-condition PSUs to our executive officers. We also granted 73,248 service-based RSUs during the six months ended October 31, 2021, including 26,809 RSUs to executive officers and 46,439 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent. During the six months ended October 31, 2021, we cancelled 21,363 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2021, we delivered common stock to our employees, including our executive officers and directors with a total market value of $3.0 million.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2022 and 2021 is as follows:

	For the Six Months Ended October 31,
	2022		2021
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	349,774	$15.93	427,519	$11.75
Awarded	323,375	10.87	110,857	27.22
Vested	(101,061)	14.26	(106,724)	11.43
Forfeited	(3,456)	18.83	(35,634)	14.43
RSUs and PSUs outstanding, end of period	568,632	$13.34	396,018	$15.92

As of October 31, 2022, there was $3.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.4 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2022, 38,560 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the six months ended October 31, 2022 and 2021:

	For the Three and Six Months Ended October 31,
	2022	2021
Risk-free interest rate	3.97% - 4.01%	0.05% - 0.09%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	51.9% - 58.4%	54.7% - 56.7%
Dividend yield	0%	0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

(10) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2022 and April 30, 2022 (in thousands):

	October 31, 2022	April 30, 2022
Accrued sales allowances	$3,753	$2,392
Accrued freight	2,018	1,253
Accrued commissions	1,250	1,175
Accrued employee benefits	980	312
Accrued warranty	964	786
Accrued professional fees	891	951
Accrued taxes other than income	754	718
Accrued other	259	266
Total accrued expenses	$10,869	$7,853

(11) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax benefit of $161,000 and income tax expense of $1.3 million for the three months ended October 31, 2022 and 2021, respectively. The effective tax rate for the three months ended October 31, 2022 and 2021 was (77.0%) and 21.9%, respectively. Income tax expense for the three months ended October 31, 2022 included a discrete tax expense of $40,000 associated with stock-based compensation. Income tax expense for the three months ended October 31, 2021 included a discrete tax benefit of $171,000 associated with stock-based compensation. We recorded income tax expense of $28,000 and $2.1 million for the six months ended October 31, 2022 and 2021, respectively. The effective tax rate for the six months ended October 31, 2022 and 2021 was (0.5%) and 21.0%, respectively. Income tax expense for the six months ended October 31, 2021 included a discrete tax benefit of $361,000 associated with stock-based compensation, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2022 and 2021

(12) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and six months ended October 31, 2022 and 2021, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

Our business includes our outdoor products and accessories products, which we develop, source, market, and distribute from our facility in Columbia, Missouri, and our electro-optics products, which we assemble in our Columbia, Missouri and Wilsonville, Oregon facilities. We report operating costs based on the activities performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2022 and 2021 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2022. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

In March 2022, we acquired substantially all of the assets of Grilla Grills (including its branded products) from Fahrenheit Technologies, Inc., or FTI, for a purchase price of $27 million, subject to certain adjustments. Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We are in the process of integrating Grilla Grills into our business as we operate out of Holland, Michigan under a transition services agreement with FTI. We plan to fully integrate Grilla Grills into our business in fiscal 2023. Results of operations for the three and six months ended October 31, 2022 include activity for the period subsequent to the acquisition date of Grilla Grills.

Second Quarter Fiscal 2023 Highlights

Our operating results for the three months ended October 31, 2022 included the following:

•
Net sales were $54.4 million, a decrease of $16.3 million, or 23.1%, from the comparable quarter last year.
•
Gross margin was 47.7%, an increase of 100 basis points over the comparable quarter last year.
•
Net income was $370,000, or $0.03 per diluted share, compared with net income of $4.6 million, or $0.32 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $6.4 million for the three months ended October 31, 2022 compared with $11.7 million for the three months ended October 31, 2021. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the six months ended October 31, 2022 included the following:

•
Net sales were $98.1 million, a decrease of $33.4 million, or 25.4%, from the prior year comparable period.
•
Gross margin was 45.9%, an decrease of 130 basis points from the prior year comparable period.
•
Net loss was $5.3 million, or $0.40 per diluted share, compared with net income of $8.0 million, or $0.56 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $7.8 million for the six months ended October 31, 2022 compared with $21.3 million for the six months ended October 31, 2021.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$54,436	$70,760	$(16,324)	-23.1%
Cost of sales	28,474	37,723	(9,249)	-24.5%
Gross profit	$25,962	$33,037	$(7,075)	-21.4%
% of net sales (gross margin)	47.7%	46.7%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$22,713	$27,535	$(4,822)	-17.5%
Traditional channels	31,723	43,225	(11,502)	-26.6%
Total net sales	$54,436	$70,760	$(16,324)	-23.1%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$52,106	$67,458	$(15,352)	-22.8%
International net sales	2,330	3,302	(972)	-29.4%
Total net sales	$54,436	$70,760	$(16,324)	-23.1%

For the three months ended October 31, 2022, total net sales decreased $16.3 million, or 23.1%, from the comparable quarter last year.

Net sales in our e-commerce channel decreased $4.8 million, or 17.5%, from the comparable quarter last year, primarily because of lower net sales to the world’s largest e-commerce retailer because of reduced demand primarily in our shooting sports category as well as efforts by our online retailers to reduce their overall inventory. The lower net sales to our online retailers were partially offset by a 119.1% increase in our direct-to-consumer net sales over the comparable quarter last year, primarily in our outdoor lifestyle products. We believe the increase in our direct-to-consumer net sales represents the demand for our products in the market that are not typically hindered by retailer inventory management. Our brands that are only sold on our direct-to-consumer websites represented $5.0 million, or 22.0%, of total e-commerce channel net sales for the three months ended October 31, 2022, which includes net sales from a business acquisition completed in the prior fiscal year.

Net sales in our traditional channels decreased $11.5 million, or 26.6%, from the comparable quarter last year, primarily because of lower net sales for the majority of our products as a result of decreased orders from retailers, which we believe was caused by a combination of lower foot traffic because of less discretionary consumer spending and retailers’ efforts to reduce their overall inventory levels. In addition, lower net sales of our shooting sports products to our OEM customers resulted in lower traditional channel net sales from the comparable quarter last year.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 30.0% of net sales for the three months ended October 31, 2022.

Gross margin for the three months ended October 31, 2022 increased 100 basis points over the comparable quarter last year, primarily because of lower freight and tariff expenses from the planned reduction in inventory purchases and favorable valuation provisions on inventory, partially offset by product and customer mix and increased promotional product discounts that are consistent with pre-pandemic promotional discount levels.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net sales	$98,112	$131,528	$(33,416)	-25.4%
Cost of sales	53,111	69,508	(16,397)	-23.6%
Gross profit	$45,001	$62,020	$(17,019)	-27.4%
% of net sales (gross margin)	45.9%	47.2%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
e-commerce channels	$43,257	$44,143	$(886)	-2.0%
Traditional channels	54,855	87,385	(32,530)	-37.2%
Total net sales	$98,112	$131,528	$(33,416)	-25.4%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Domestic net sales	$92,382	$123,988	$(31,606)	-25.5%
International net sales	5,730	7,540	(1,810)	-24.0%
Total net sales	$98,112	$131,528	$(33,416)	-25.4%

For the six months ended October 31, 2022, total net sales decreased $33.4 million, or 25.4%, from the prior year comparable period.

Net sales in our e-commerce channel decreased $886,000, or 2.0%, from the prior year comparable period, primarily because of lower net sales in our shooting sports category, almost entirely offset by increased net sales in our outdoor lifestyle category that included a 172.3% increase in direct-to-consumer net sales over the prior year comparable period. Our brands that are only sold on our direct-to-consumer websites represented $11.8 million, or 27.3%, of total e-commerce channel net sales for the six months ended October 31, 2022, which included net sales from a business acquisition completed in the prior fiscal year.

Net sales in our traditional channels decreased $32.5 million, or 37.2%, from the prior year comparable period, primarily because of lower net sales for the majority of our products as a result of decreased orders from retailers, which we believe was caused by a combination of lower foot traffic in stores mentioned above and retailers’ efforts to reduce their overall inventory levels. In addition, traditional channel net sales were impacted by lower net sales of our shooting sports products to our OEM customers. We believe the decrease in traditional channel net sales was a result of a build in traditional channel inventories of our products during the first fiscal quarter last year as certain customers accelerated their purchases to offset the possibility of delays caused by global supply chain disruptions.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 29.7% of net sales for the six months ended October 31, 2022.

Gross margin for the six months ended October 31, 2022 decreased 130 basis points from the prior year comparable period primarily because of lower sales volumes, product and customer mix, and increased promotional product discounts that are consistent with pre-pandemic promotional discount levels, partially offset by favorable impacts of price increases and tariff drawbacks.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$1,557	$1,457	$100	6.9%
Selling, marketing, and distribution	13,924	15,664	(1,740)	-11.1%
General and administrative	10,615	10,615	-	0.0%
Total operating expenses	$26,096	$27,736	$(1,640)	-5.9%
% of net sales	47.9%	39.2%

Research and development expenses were relatively flat as compared to the comparable quarter last year. Selling, marketing, and distribution expenses decreased $1.7 million from the comparable quarter last year because of lower sales volume-related accruals, lower advertising expenses, and lower compensation-related expenses. General and administrative expenses were flat to the comparable quarter last year.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$3,313	$2,977	$336	11.3%
Selling, marketing, and distribution	25,704	28,864	(3,160)	-10.9%
General and administrative	21,679	20,654	1,025	5.0%
Total operating expenses	$50,696	$52,495	$(1,799)	-3.4%
% of net sales	51.7%	39.9%

Research and development expenses were relatively flat as compared to the prior year comparable period. Selling, marketing, and distribution expenses decreased $3.2 million from the prior year comparable period because of lower sales volume-related accruals and lower advertising expenses. General and administrative expenses increased $1.0 million over the prior year comparable period, primarily as a result of $1.2 million of legal and advisory fees associated with the completed cooperation agreement with a stockholder and $585,000 of increased standalone expenses, such as our information technology infrastructure costs and subscription and software costs, partially offset by lower compensation-related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating (loss)/income	$(134)	$5,301	$(5,435)	-102.5%
% of net sales (operating margin)	-0.2%	7.5%

Operating loss for the three months ended October 31, 2022 was $134,000, a decrease of $5.4 million from $5.3 million operating income for the three months ended October 31, 2021, primarily because of lower sales and gross profit as described above.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating (loss)/income	$(5,695)	$9,525	$(15,220)	-159.8%
% of net sales (operating margin)	-5.8%	7.2%

Operating loss for the six months ended October 31, 2022 was $5.7 million, a decrease of $15.2 million from $9.5 million operating income for the six months ended October 31, 2021, primarily because of lower sales and gross profit as described above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax (benefit)/expense	$(161)	$1,284	$(1,445)	-112.5%
% of income from operations (effective tax rate)	-77.0%	21.9%		-98.9%

We recorded income tax benefit of $161,000 for the three months ended October 31, 2022, compared with income tax expense of $1.3 million for the prior year comparable quarter because of lower operating income. The income tax benefit recorded during the three months ended October 31, 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Income tax expense	$28	$2,133	$(2,105)	-98.7%
% of income from operations (effective tax rate)	-0.5%	21.0%		-21.5%

We recorded income tax expense of $28,000 for the six months ended October 31, 2022, compared with income tax expense of $2.1 million for the prior year comparable period because of lower operating income. The income tax expense recorded during the six months ended October 31, 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets as mentioned above.

Net (Loss)/Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended October 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021	$ Change	% Change
Net income	$370	$4,583	$(4,213)	-91.9%
Net income per share
Basic	$0.03	$0.32	$(0.29)	-90.6%
Diluted	$0.03	$0.32	$(0.29)	-90.6%

Net income was $329,000, or $0.02 per diluted share, for the three months ended October 31, 2022 compared with net income of $4.6 million, or $0.32 per share, for the comparable quarter last year, primarily because of lower sales volume and gross profit.

	2022	2021	$ Change	% Change
Net (loss)/income	$(5,325)	$8,040	$(13,365)	-166.2%
Net (loss)/income per share
Basic	$(0.40)	$0.57	$(0.97)	-170.2%
Diluted	$(0.40)	$0.56	$(0.96)	-171.4%

Net loss was $5.5 million, or $0.41 per diluted share, for the six months ended October 31, 2022 compared with net income of $8.0 million, or $0.56 per share, for the comparable period last year, primarily because of lower sales volume and gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and six months ended October 31, 2022 and 2021, respectively (dollars in thousands):

	For the Three Months Ended October 31,		For the Years Ended October 31,
	2022	2021	2022	2021
	(Unaudited)
GAAP net income/(loss)	$370	$4,583	$(5,325)	$8,040
Interest expense	242	53	428	99
Income tax (benefit)/expense	(161)	1,284	28	2,133
Depreciation and amortization	4,110	4,207	8,272	8,386
Stock compensation	1,121	664	1,835	1,416
Technology implementation	273	887	1,042	1,159
Acquisition costs	—	—	47	—
Facility consolidation costs	292	—	292	—
Stockholder cooperation agreement costs	167	—	1,177	—
Other	—	18	—	18
Non-GAAP Adjusted EBITDAS	$6,414	$11,696	$7,796	$21,251

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our $20.0 million of borrowings under our revolving line of credit, of which, $10.0 million was paid in November 2022, and any additional indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock if we are authorized to do so. We estimate that our information technology infrastructure will cost a total of approximately $9.0 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we recorded capital expenditures of $3.9 million and one-time operating expenses of $1.0 million. In fiscal 2023, we expect capital expenditures of approximately $2.4 million and one-time operating expenses of approximately $1.7 million. In addition, we recorded $948,000 of duplicative expenses in fiscal 2022 and we expect to spend approximately $500,000 of duplicative expenses in fiscal 2023, as we operated both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our condensed consolidated statement of operations.

The following table sets forth certain cash flow information for the six months ended October 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Operating activities	$6,167	$(25,274)	$31,441	-124.4%
Investing activities	(3,311)	(2,832)	(479)	16.9%
Financing activities	(6,022)	(92)	(5,930)	6445.7%
Total cash flow	$(3,166)	$(28,198)	$25,032	-88.8%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $6.2 million for the six months ended October 31, 2022 compared with cash used in operating activities of $25.3 million for the six months ended October 31, 2021. Cash generated by operating activities for the six months ended October 31, 2022 was primarily impacted by $10.2 million of reduced inventory as a result of a planned reduction in purchases during the period, offset by additional purchases for new product introductions that will launch later in the year. In addition, we recorded $3.0 million of increased accrued expenses which was primarily because of timing of payments for sales volume accruals. The cash generated during the six months ended October 31, 2022 was partially offset by $3.7 million of increased accounts receivable from timing of payments from our customers as well as $4.1 million of reduced accounts payable because of the planned reduction in purchases mentioned above.

We expect our inventory levels to decline in the second half of fiscal 2023 as we reduce our planned inventory purchases, other than purchases for new product introductions, and a return to typical seasonality trends for our business.

Investing Activities

Cash used in investing activities was $479,000 higher during the six months ended October 31, 2022 as compared with the prior year comparable period primarily from increased spending on the development and implementation of our independent information technology infrastructure. We expect to spend approximately $7.0 million to $7.5 million of capital expenditures in fiscal 2023, an increase of $400,000 to $900,000 over fiscal 2022, which includes the capital expenditures for the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $1.7 million of capital expenditures during the six months ended October 31, 2022 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $6.0 million for the six months ended October 31, 2022, primarily from $5.2 million of payments on our revolving line of credit and $756,000 of payments to repurchase our common stock under an authorized stock repurchase program.

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

We had $16.4 million of cash equivalents on hand as of October 31, 2022 and had $19.5 million in cash and cash equivalents on hand as of April 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended October 31, 2022, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system for one of our subsidiaries that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for one of our subsidiaries replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. The rest of our subsidiaries will transition to our new ERP later in fiscal 2023. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Other than the change to our ERP system for one of our subsidiaries, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the six months ended October 31, 2022 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
October 1, 2022 to October 31, 2022	84,029	$8.97	84,029	$9,266
Total	84,029	$8.97	84,029	$9,266

(1)
On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, block purchases, or in privately negotiated transactions executable through September 29, 2023. During the three and six months ended October 31, 2022, we repurchased 84,029 shares of our common stock, in the open market, for $756,000 under this authorization, utilizing cash on hand.
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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: December 1, 2022	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: December 1, 2022	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer