Form 10-Q
period 2023-01-31
American Outdoor Brands, Inc.
filed 2023-03-09
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

The registrant had 13,243,292 shares of common stock, par value $0.001, outstanding as of March 2, 2023.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2023 and 2022

Accumax®, Adrenaline®, BOG®, Bubba®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Dominion®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Hydrosled®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, MEAT Your Maker! ®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lead Sled®, Lightguard®, Rail Master®, Tack Driver®, Your Land. Your Legacy®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, and Water to Plate™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, and T/C®, among others. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

•
the impact of recently adopted accounting standards on our financial statements and related disclosures;
•
our future lease payments;
•
our future expected amortization expense;
•
our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of 1.2 years;
•
our estimate of annual expense under our lease after the assignement of such lease to us, which increase in expense we expect will be entirely offset by savings from recent facility consolidations and efficencies gained in our distribution processes;
•
our expectation for increase of right-of-use asset on our consolidated balance sheet when the lease assignment to us is effective and our expectation to receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent following the assignment of the lease to us;
•
the results reported in our condensed consolidated financial statements may not be indicative of results that may be expected for the entire fiscal year;
•
our belief that Adjusted EBITDAS is useful to understanding our operating results and the ongoing performance of our underlying business, as Adjusted EBITDAS provides information on our ability to meet our capital expenditure and working capital requirements, and isalso an indicator of profitability;
•
our belief that reporting Adjusted EBITDAS provides additional transparency and comparability to our operating results;
•
our belief that the presentation of Adjusted EBITDAS is useful to investors because it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry;
•
the availability of equity or debt financing to us on acceptable terms or at all;
•
our expectation of spending approximately $6.0 million to $6.5 million for capital expenditures in fiscal 2023;
•
our expectation for new product introductions that will launch later in the year;
•
our future capital requirements' dependency on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, including the establishment of our enterprise resource planning systems, any acquisitions or strategic investments that we may determine to make, our ability to navigate through the business impacts from the coronavirus, or COVID-19 pandemic, and related aftermath, and changes in consumer spending, which is sensitive to economic conditions and other factors;
•
the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained if sufficient funds are not available or are not available on acceptable terms;
•
our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our $10.0 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock where we have authorization to do so;
•
our estimation that our information technology infrastructure will cost a total of approximately $8.8 million over a period that spans fiscal 2022 and fiscal 2023;
•
our expectation for capital expenditures of approximately $2.2 million and one-time operating expenses of approximately $1.7 million in fiscal 2023;
•
our expectation to spend approximately $500,000 of duplicative expenses in fiscal 2023 related to our information technology infrastructure and enterprise resource planning platforms in parallel during the system changeover period; and
•
our expectation for inventory levels to decline in the fourth quarter of fiscal 2023 as we reduce our planned inventory pruchases, other than purchases for new product introductions, and a return to typical seasonality trends for our business.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	January 31, 2023 (Unaudited)	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,710	$19,521
Accounts receivable, net of allowance for credit losses of $142 on January 31, 2023 and $129 on April 30, 2022	25,142	28,879
Inventories	105,512	121,683
Prepaid expenses and other current assets	9,663	8,491
Income tax receivable	1,414	1,231
Total current assets	163,441	179,805
Property, plant, and equipment, net	9,791	10,621
Intangible assets, net	55,044	63,194
Right-of-use assets	24,593	23,884
Other assets	293	336
Total assets	$253,162	$277,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,075	$13,563
Accrued expenses	10,095	7,853
Accrued payroll, incentives, and profit sharing	2,780	3,786
Lease liabilities, current	1,126	1,803
Total current liabilities	24,076	27,005
Notes and loans payable	9,599	24,697
Lease liabilities, net of current portion	24,298	23,076
Other non-current liabilities	31	31
Total liabilities	58,004	74,809
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,369,455 shares issued and 13,256,830 shares outstanding on January 31, 2023 and 14,240,290 shares issued and 13,403,326 shares outstanding on April 30, 2022	14	14
Additional paid in capital	271,276	268,393
Retained deficit	(58,539)	(50,351)
Treasury stock, at cost (1,112,625 shares on January 31, 2023 and 836,964 shares on April 30, 2022)	(17,593)	(15,025)
Total equity	195,158	203,031
Total liabilities and equity	$253,162	$277,840

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$50,894	$70,105	$149,006	$201,633
Cost of sales	26,905	38,010	80,015	107,518
Gross profit	23,989	32,095	68,991	94,115
Operating expenses:
Research and development	1,575	1,377	4,887	4,354
Selling, marketing, and distribution	14,522	15,627	40,226	44,490
General and administrative	10,893	10,366	32,575	31,020
Total operating expenses	26,990	27,370	77,688	79,864
Operating (loss)/income	(3,001)	4,725	(8,697)	14,251
Other income, net:
Other income, net	226	258	1,052	1,004
Interest expense, net	(213)	(68)	(641)	(167)
Total other income, net	13	190	411	837
(Loss)/income from operations before income taxes	(2,988)	4,915	(8,286)	15,088
Income tax (benefit)/expense	(125)	1,149	(98)	3,282
Net (loss)/income	$(2,863)	$3,766	$(8,188)	$11,806
Net (loss)/income per share:
Basic	$(0.21)	$0.27	$(0.61)	$0.84
Diluted	$(0.21)	$0.27	$(0.61)	$0.82
Weighted average number of common shares outstanding:
Basic	13,331	14,054	13,413	14,091
Diluted	13,331	14,205	13,413	14,332

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended January 31, 2023 and 2022	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at October 31, 2021	14,183	$14	$266,686	$22,569	—	$—	$289,269
Net income	—	—	—	3,766	—	—	3,766
Stock-based compensation	—	—	920	—	—	—	920
Issuance of common stock under restricted stock unit awards, net of tax	5	—	(23)	—	—	—	(23)
Repurchase of treasury stock	—	—	—	—	364	(7,011)	(7,011)
Balance at January 31, 2022	14,188	$14	$267,583	$26,335	364	$(7,011)	$286,921

Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777
Net income	—	—	—	(2,863)	—	—	(2,863)
Stock-based compensation	—	—	1,065	—	—	—	1,065
Issuance of common stock under restricted stock unit awards, net of tax	16	—	(9)	—	—	—	(9)
Repurchase of treasury stock	—	—	—	—	192	(1,812)	(1,812)
Balance at January 31, 2023	14,369	$14	$271,276	$(58,539)	1,113	$(17,593)	$195,158

	Common Stock		Additional		Treasury Stock
For the nine months ended January 31, 2023 and 2022	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Equity
Balance at April 30, 2021	14,059	$14	$265,362	$14,529	—	$—	$279,905
Net income	—	—	—	11,806	—	—	11,806
Stock-based compensation	—	—	2,336	—	—	—	2,336
Shares issued under employee stock purchase plan	35	—	408	—	—	—	408
Proceeds from exercise of stock options	3	—	5	—	—	—	5
Issuance of common stock under restricted stock unit awards, net of tax	91	—	(528)	—	—	—	(528)
Repurchase of treasury stock	—	—	—	—	364	(7,011)	(7,011)
Balance at January 31, 2022	14,188	$14	$267,583	$26,335	364	$(7,011)	$286,921

Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(8,188)	—	—	(8,188)
Stock-based compensation	—	—	2,900	—	—	—	2,900
Shares issued under employee stock purchase plan	39	—	287	—	—	—	287
Issuance of common stock under restricted stock unit awards, net of tax	90	—	(304)	—	—	—	(304)
Repurchase of treasury stock	—	—	—	—	276	(2,568)	(2,568)
Balance at January 31, 2023	14,369	$14	$271,276	$(58,539)	1,113	$(17,593)	$195,158

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(8,188)	$11,806
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	12,556	12,550
Loss on sale/disposition of assets	94	127
Provision for (benefit from) credit losses on accounts receivable	12	(8)
Deferred income taxes	—	63
Stock-based compensation expense	2,900	2,336
Changes in operating assets and liabilities:
Accounts receivable	3,725	(7,851)
Inventories	16,171	(45,275)
Prepaid expenses and other current assets	(1,172)	(2,574)
Income taxes	(183)	(580)
Accounts payable	(2,767)	3,789
Accrued payroll, incentives, and profit sharing	(1,006)	(3,961)
Right of use assets	413	1,224
Accrued expenses	2,242	4,024
Other assets	43	(308)
Lease liabilities	(577)	(1,351)
Other non-current liabilities	—	(197)
Net cash provided by/(used in) operating activities	24,263	(26,186)
Cash flows from investing activities:
Payments to acquire patents and software	(3,036)	(1,937)
Proceeds from sale of property and equipment	30	—
Payments to acquire property and equipment	(1,225)	(2,774)
Net cash used in investing activities	(4,231)	(4,711)
Cash flows from financing activities:
Payments on notes and loans payable	(15,170)	—
Payments to acquire treasury stock	(2,568)	(7,011)
Cash paid for debt issuance costs	(88)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	287	413
Payment of employee withholding tax related to restricted stock units	(304)	(528)
Net cash used in financing activities	(17,843)	(7,126)
Net increase/(decrease) in cash and cash equivalents	2,189	(38,023)
Cash and cash equivalents, beginning of period	19,521	60,801
Cash and cash equivalents, end of period	$21,710	$22,778
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$597	$114
Income taxes	$86	$3,792

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(1) Organization:

We (our “company,” “we,” “us,” or “our”) are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market our products at our facility in Columbia, Missouri and contract for the manufacture and assembly of most of our products with third parties located in Asia. We also manufacture our electro-optics products at our facility in Columbia, Missouri.

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2022. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of January 31, 2023, our condensed consolidated statement of operations for the three and nine months ended January 31, 2023 and 2022, and our condensed consolidated statement of cash flows for the nine months ended January 31, 2023 and 2022. The consolidated balance sheet as of April 30, 2022 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

Reclassification

Certain immaterial reclassifications were made to the accompanying condensed consolidated statement of cash flows for the nine months ended January 31, 2022 to reclassify payments to acquire property and equipment, to payments to acquire patents and software; however, the total amount of net cash used in investing activities remained unchanged. This reclassification had no impact on the previously reported net income.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

Insurance Reserves

During the nine months ended January 31, 2023, we transitioned to self-insured group health insurance programs. Prior to this transition, we had fully guaranteed cost group health insurance programs. We are now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. We record our liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis.

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$24,493	$35,397	$(10,904)	-30.8%
Traditional channels	26,401	34,708	(8,307)	-23.9%
Total net sales	$50,894	$70,105	$(19,211)	-27.4%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$49,489	$67,610	$(18,121)	-26.8%
International net sales	1,405	2,495	(1,090)	-43.7%
Total net sales	$50,894	$70,105	$(19,211)	-27.4%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$67,750	$79,540	$(11,790)	-14.8%
Traditional channels	81,256	122,093	(40,837)	-33.4%
Total net sales	$149,006	$201,633	$(52,627)	-26.1%

The following table sets forth certain information regarding geographic makeup of net sales in the above table for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$141,871	$191,599	$(49,728)	-26.0%
International net sales	7,135	10,034	(2,899)	-28.9%
Total net sales	$149,006	$201,633	$(52,627)	-26.1%

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

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received was recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. During the year ended April 30, 2022, we increased goodwill by $3.5 million as a result of valuations related to the Grilla Grills acquisition, which was subsequently written off as we recorded a full impairment of our goodwill on April 30, 2022. The goodwill related to the Grilla Grills acquisition is deductible for tax purposes. The valuation of the assets acquired, and liabilities assumed in the Grilla Grills acquisition is complete.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

The following table summarizes the final allocation of the purchase price for the Grilla Grills acquisition (in thousands):

Grilla Grills Acquisition (as reported)

Inventories	$5,956
Property, plant, and equipment	105
Intangibles	18,495
Goodwill	3,534
Total assets acquired	28,090
Accounts payable	894
Accrued expenses	46
Accrued warranty	150
Total liabilities assumed	1,090
$27,000

We recorded $646,000 of acquisition-related costs, including $47,000 of acquisition-related costs incurred in the nine months ended January 31, 2023, which were recorded in general and administrative expenses. The Grilla Grills acquisition generated $3.6 million and $11.4 million of net sales during the three and nine months ended January 31, 2023, respectively.

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

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2021 (in thousands, except per share data):

	For the Three Months ended January 31, 2022	For the Nine Months ended January 31, 2022
Net sales	$73,431	$212,363
Income from operations	4,789	14,449
Net income per share - diluted	0.27	0.83

The unaudited pro forma income from operations for the three and nine months ended January 31, 2022 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2021 or the results that may be achieved in future periods.

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

The amounts of assets and liabilities related to our operating leases as of January 31, 2023 are as follows (in thousands):

	January 31, 2023	April 30, 2022
Operating Leases
Right-of-use assets	$28,585	$27,475
Accumulated amortization	(3,992)	(3,591)
Right-of-use assets, net	$24,593	$23,884

Lease liabilities, current portion	$1,126	$1,803
Lease liabilities, net of current portion	24,298	23,076
Total operating lease liabilities	$25,424	$24,879

For the three and nine months ended January 31, 2023, we recorded $1.1 million and $3.1 million, respectively, of operating lease costs, of which $43,000 and $131,000, respectively, were short-term operating lease costs. For the three and nine months ended January 31, 2022, we recorded $934,000 and $2.8 million, respectively, of operating lease costs, of which $57,000 and $158,000, respectively, were short-term operating lease costs. As of January 31, 2023, our weighted average lease term and weighted average discount rate for our operating leases were 15.7 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

During the nine months ended January 31, 2023, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the nine months ended January 31, 2023, we recorded a right-of-use asset and lease liability of $1.9 million.

During the three and nine months ended January 31, 2023, we terminated an operating lease for warehouse and office space in Wilsonville, Oregon. We recorded a reduction of right-of-use asset and lease liability of approximately $837,000 for terminating this lease.

On January 31, 2023, we entered into an Assignment and Assumption of Lease Agreement (the "Assignment Agreement") with our former parent company and RCS - S&W Facility, LLC to obtain the rights of lease to the entire facility in Columbia, Missouri, subject to certain conditions. For more information, refer to Note 12 - Commitments and Contingencies.

Future lease payments for all our operating leases for the remainder of fiscal 2023 and for succeeding fiscal years, as of January 31, 2023, are as follows (in thousands):

Operating
2023	$788
2024	2,235
2025	2,241
2026	2,178
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	38,313
Less amounts representing interest	(12,889)
Present value of lease payments	25,424
Less current maturities of lease liabilities	(1,126)
Long-term maturities of lease liabilities	$24,298

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $577,000 and $1.4 million for the nine months ended January 31, 2023 and 2022, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(5) Intangible Assets, net:

The following table summarizes intangible assets as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023			April 30, 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(72,515)	$17,465	$89,980	$(67,955)	$22,025
Developed software and technology	30,452	(21,471)	8,981	25,812	(19,395)	6,417
Patents, trademarks, and trade names	68,845	(42,787)	26,058	68,663	(39,030)	29,633
	189,277	(136,773)	52,504	184,455	(126,380)	58,075
Patents and software in development	2,110	—	2,110	4,689	—	4,689
Total definite-lived intangible assets	191,387	(136,773)	54,614	189,144	(126,380)	62,764
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$191,817	$(136,773)	$55,044	$189,574	$(126,380)	$63,194

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.6 million and $3.4 million for the three months ended January 31, 2023 and 2022, respectively. Amortization expenses amounted to $10.4 million and $10.4 million for the nine months ended January 31, 2023 and 2022, respectively.

Future expected amortization expense for the remainder of fiscal 2023 and for succeeding fiscal years, as of January 31, 2023, are as follows (in thousands):

Fiscal	Amount
2023	$3,456
2024	12,982
2025	9,266
2026	7,975
2027	5,651
2028	4,366
Thereafter	8,808
Total	$52,504

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $21.7 million as of January 31, 2023 and $19.5 million as of April 30, 2022. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

The carrying value of our revolving line of credit approximated the fair value, as of January 31, 2023, in considering Level 2 inputs within the hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities as of January 31, 2023.

(7) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023	April 30, 2022
Finished goods	$96,164	$110,650
Finished parts	3,113	4,353
Work in process	2	194
Raw material	6,233	6,486
Total inventories	$105,512	$121,683

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

As of January 31, 2023, we had $10.0 million of borrowings outstanding on the amended revolving line of credit, which bore interest at 5.58%, equal to SOFR plus the applicable margin. Outstanding borrowings on the revolving line of credit are classified as non-current in the consolidated financial statements, maturing in March 2027. The proceeds from the borrowings on our revolving line of credit were used to purchase the Grilla Grills branded products from FTI in fiscal year 2022.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

(9) Equity:

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. During the three and nine months ended January 31, 2023, under this authorization, we repurchased 191,632 shares and 275,661 shares, respectively, of our common stock for $1.8 million and $2.6 million, respectively, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the three and nine months ended January 31, 2022, respectively. Due to the loss from operations for the three and nine months ended January 31, 2023, there are no common shares added to calculate dilutive earnings per share because the effect would be antidilutive.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings	$(2,863)	13,331	$(0.21)	$3,766	14,054	$0.27
Effect of dilutive stock awards	—	—	—	—	151	—
Diluted earnings	$(2,863)	13,331	$(0.21)	$3,766	14,205	$0.27

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2023 and 2022 (in thousands, except per share data):

	For the Nine Months Ended January 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$(8,188)	13,413	$(0.61)	$11,806	14,091	$0.84
Effect of dilutive stock awards	—	—	—	—	241	(0.02)
Diluted (loss)/earnings	$(8,188)	13,413	$(0.61)	$11,806	14,332	$0.82

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

We recognized $1.1 million and $2.9 million of stock-based compensation expense for the three and nine months ended January 31, 2023, respectively. We recognized $918,000 and $2.3 million of stock-based compensation expenses for the three and nine months ended January 31, 2022, respectively.

We include stock-based compensation expense in the cost of sales, sales marketing and distribution, research and development, and general and administrative expenses.

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

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three and Nine Months Ended January 31,
	2023	2022
Grant date fair market value
American Outdoor Brands, Inc.	$12.70	$26.44
Russell 2000 Index	$1,882.91	$2,277.45
Volatility (a)
American Outdoor Brands, Inc.	49.04%	47.78%
Russell 2000 Index	31.75%	30.69%
Correlation coefficient (b)	0.50	0.46
Risk-free interest rate (c)	2.91%	0.33%
Dividend yield (d)	0%	0%
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

During the nine months ended January 31, 2023, we granted an aggregate of 52,277 PSUs to our executive officers. We also granted 264,898 RSUs during the nine months ended January 31, 2023, including 52,277 RSUs to executive officers and 212,621 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the nine months ended January 31, 2023, we cancelled 7,094 RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2023, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.3 million.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

During the nine months ended January 31, 2022, we granted an aggregate of 26,809 market-condition PSUs to our executive officers. We also granted 75,387 service-based RSUs during the nine months ended January 31, 2022, including 28,948 RSUs to executive officers and 46,439 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2018 grant, we vested 10,800 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent. During the nine months ended January 31, 2022, we cancelled 21,723 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2022, we delivered common stock to our employees, including our executive officers and directors with a total market value of $3.1 million.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2023 and 2022 is as follows:

	For the Nine Months Ended January 31,
	2023		2022
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	349,774	$15.93	427,519	$11.75
Awarded	324,375	10.87	112,996	27.14
Vested	(123,223)	13.33	(113,135)	11.80
Forfeited	(7,094)	15.22	(35,994)	14.45
RSUs and PSUs outstanding, end of period	543,832	$13.51	391,386	$15.93

As of January 31, 2023, there was $2.6 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.2 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2023, 38,560 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the three and nine months ended January 31, 2023 and 2022:

	For the Three and Nine Months Ended January 31,
	2023	2022
Risk-free interest rate	3.97% - 4.01%	0.05% - 0.09%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	51.9% - 58.4%	54.7% - 56.7%
Dividend yield	0%	0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

(10) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023	April 30, 2022
Accrued sales allowances	$3,050	$2,392
Accrued freight	2,130	1,253
Accrued professional fees	1,101	951
Accrued commissions	1,092	1,175
Accrued employee benefits	1,066	312
Accrued warranty	1,039	786
Accrued taxes other than income	282	718
Accrued other	335	266
Total accrued expenses	$10,095	$7,853

(11) Income Taxes:

The income tax (benefit)/expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax benefit of $125,000 and income tax expense of $1.1 million for the three months ended January 31, 2023 and 2022, respectively. The effective tax rate for the three months ended January 31, 2023 and 2022 was 4.2% and 23.4%, respectively. Income tax benefit for the three months ended January 31, 2023 included a discrete tax benefit of $127,000 associated with return to provision adjustments relating to the Federal tax return filed for the prior fiscal year. We recorded income tax benefit of $98,000 and income tax expense of $3.3 million for the nine months ended January 31, 2023 and 2022, respectively. The effective tax rate for the nine months ended January 31, 2023 and 2022 was 1.2% and 21.8%, respectively. Income tax benefit for the nine months ended January 31, 2023 included a discrete tax benefit of $127,000 associated with return to provision adjustments relating to the Federal tax return filed for the prior fiscal year. Income tax expense for the nine months ended January 31, 2022 included a discrete tax benefit of $363,000 associated with stock-based compensation.

(12) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and nine months ended January 31, 2023 and 2022, respectively, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

Gain Contingency

In 2018, the United States imposed additional section 301 tariffs of up to 25%, on certain goods imported from China. These additional section 301 tariffs apply to our sourced products from China and have added additional cost to us. We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs, specifically on goods that we sold internationally. We are accounting for duty drawbacks as a gain contingency and may record any such gain from a reimbursement in future periods if and when the contingency is resolved.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2023 and 2022

Assignment and Assumption Agreement

On January 31, 2023, we entered an Assignment Agreement with our former parent company and RCS – S&W Facility, LLC to assign to us the rights of the tenant under the Lease Agreement, dated October 26, 2017, as amended by the First Amendment of Lease Agreement, dated October 25, 2018, and as further amended by the Second Amendment to Lease Agreement, dated January 31, 2019 (collectively, the “Lease”), which assignment will be effective on January 1, 2024, subject to certain conditions.

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri (the “Building”) where we currently sublease approximately 361,000 square feet from our former parent company (the “Sublease”). If the conditions precedent set forth in the Assignment Agreement are satisfied, then effective on January 1, 2024, we will no longer be subject to the provisions and terms of the Sublease, but instead we will have use of the entire Building under the Lease. The Lease provides the tenant with an option to expand the Building by up to 491,000 additional square feet. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. Upon the effectiveness of the Lease assignment, the total annual expense under the Lease, including base rent, is estimated at $3.7 million, which represents an incremental $1.3 million above our annual expense under the Sublease, which we expect will be entirely offset by savings from recent facility consolidations and efficiencies gained in our distribution processes. We expect an increase of $12.8 million will be recorded as a right-of-use asset on our consolidated balance sheet, when effective. We also expect to receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term.

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

Our business includes our outdoor products and accessories products as well as our electro-optics products, which we develop, source, market, assemble, and distribute from our facility in Columbia, Missouri facility. We report operating costs based on the activities performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2023 and 2022 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2022. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

In March 2022, we acquired substantially all of the assets of Grilla Grills (including its branded products) from Fahrenheit Technologies, Inc., or FTI, for a purchase price of $27 million, subject to certain adjustments. Grilla Grills is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We have fully integrated Grilla Grills into our business as of January 31, 2023. Results of operations for the three and nine months ended January 31, 2023 include activity for the period subsequent to the acquisition date of Grilla Grills.

Third Quarter Fiscal 2023 Highlights

Our operating results for the three months ended January 31, 2023 included the following:

•
Net sales were $50.9 million, a decrease of $19.2 million, or 27.4%, from the comparable quarter last year.
•
Gross margin was 47.1%, an increase of 130 basis points over the comparable quarter last year.
•
Net loss was $2.9 million, or ($0.21) per diluted share, compared with net income of $3.8 million, or $0.27 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $3.3 million for the three months ended January 31, 2023 compared with $10.5 million for the three months ended January 31, 2022. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the nine months ended January 31, 2023 included the following:

•
Net sales were $149.0 million, a decrease of $52.6 million, or 26.1%, from the prior year comparable period.
•
Gross margin was 46.3%, a decrease of 40 basis points from the prior year comparable period.
•
Net loss was $8.2 million, or ($0.61) per diluted share, compared with net income of $11.8 million, or $0.82 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $11.0 million for the nine months ended January 31, 2023 compared with $31.8 million for the nine months ended January 31, 2022.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$50,894	$70,105	$(19,211)	-27.4%
Cost of sales	26,905	38,010	(11,105)	-29.2%
Gross profit	$23,989	$32,095	$(8,106)	-25.3%
% of net sales (gross margin)	47.1%	45.8%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$24,493	$35,397	$(10,904)	-30.8%
Traditional channels	26,401	34,708	(8,307)	-23.9%
Total net sales	$50,894	$70,105	$(19,211)	-27.4%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$49,489	$67,610	$(18,121)	-26.8%
International net sales	1,405	2,495	(1,090)	-43.7%
Total net sales	$50,894	$70,105	$(19,211)	-27.4%

For the three months ended January 31, 2023, total net sales decreased $19.2 million, or 27.4%, from the comparable quarter last year.

Net sales in our e-commerce channel decreased $10.9 million, or 30.8%, from the comparable quarter last year, primarily as a result of lower net sales to the world’s largest e-commerce retailer because of reduced demand primarily in our shooting sports category as well as their efforts to reduce their overall inventory. The lower net sales to our online retailers were partially offset by a 37.5% increase in our direct-to-consumer net sales over the comparable quarter last year, primarily in our outdoor lifestyle products, and which also include sales resulting from the acquisition of Grilla Grills. We believe the increase in our direct-to-consumer net sales represents the demand for our products in the market that are not typically hindered by retailer inventory management. Our brands that are only sold on our direct-to-consumer websites represented $7.2 million, or 29.3%, of total e-commerce channel net sales for the three months ended January 31, 2023, which includes net sales from a business acquisition completed in the prior fiscal year.

Net sales in our traditional channels decreased $8.3 million, or 23.9%, from the comparable quarter last year, primarily because of lower net sales for most of our products as a result of decreased orders from retailers, which we believe was caused by a combination of lower foot traffic because of less discretionary consumer spending and retailers’ efforts to reduce their overall inventory levels. In addition, lower net sales of our shooting sports products to our OEM customers resulted in lower traditional channel net sales from the comparable quarter last year. Our international net sales declined primarily because of reduced demand for our shooting sports products and timing of customer shipments.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 23.9% of net sales for the three months ended January 31, 2023.

Gross margin for the three months ended January 31, 2023 increased 130 basis points over the comparable quarter last year, primarily because of lower freight and tariff expenses from the planned reduction in inventory purchases, new product introductions that typically have higher gross margins, and favorable valuation provisions on inventory, partially offset by product and customer mix and promotional product discounts that are consistent with pre-pandemic promotional discount levels.

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$149,006	$201,633	$(52,627)	-26.1%
Cost of sales	80,015	107,518	(27,503)	-25.6%
Gross profit	$68,991	$94,115	$(25,124)	-26.7%
% of net sales (gross margin)	46.3%	46.7%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$67,750	$79,540	$(11,790)	-14.8%
Traditional channels	81,256	122,093	(40,837)	-33.4%
Total net sales	$149,006	$201,633	$(52,627)	-26.1%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$141,871	$191,599	$(49,728)	-26.0%
International net sales	7,135	10,034	(2,899)	-28.9%
Total net sales	$149,006	$201,633	$(52,627)	-26.1%

For the nine months ended January 31, 2023, total net sales decreased $52.6 million, or 26.1%, from the prior year comparable period.

Net sales in our e-commerce channel decreased $11.8 million, or 14.8%, from the prior year comparable period, primarily as a result of lower net sales in our shooting sports category, almost entirely offset by increased net sales in our outdoor lifestyle category that included a 99.4% increase in direct-to-consumer net sales over the prior year comparable period, which also include sales resulting from the acquisition of Grilla Grills. Our brands that are only sold on our direct-to-consumer websites represented $18.9 million, or 27.8%, of total e-commerce channel net sales for the nine months ended January 31, 2023, which included net sales from a business acquisition completed in the prior fiscal year.

Net sales in our traditional channels decreased $40.8 million, or 33.4%, from the prior year comparable period, primarily because of lower net sales for most of our products as a result of decreased orders from retailers, which we believe was caused by a combination of lower foot traffic in stores mentioned above and retailers’ efforts to reduce their overall inventory levels. In addition, traditional channel net sales were impacted by lower net sales of our shooting sports products to our OEM customers. We believe the decrease in traditional channel net sales was a result of a build in traditional channel inventories of our products during the first fiscal quarter last year as certain customers accelerated their purchases to offset the possibility of delays caused by global supply chain disruptions. Our international net sales declined primarily becuase of reduced demand for our shooting sports products and timing of customer shipments.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 27.7% of net sales for the nine months ended January 31, 2023.

Gross margin for the nine months ended January 31, 2023 decreased 40 basis points from the prior year comparable period primarily because of lower sales volumes, product and customer mix, and increased promotional product discounts that are consistent with pre-pandemic promotional discount levels, partially offset by favorable impacts of price increases and tariff drawbacks.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$1,575	$1,377	$198	14.4%
Selling, marketing, and distribution	14,522	15,627	(1,105)	-7.1%
General and administrative	10,893	10,366	527	5.1%
Total operating expenses	$26,990	$27,370	$(380)	-1.4%
% of net sales	53.0%	39.0%

Research and development expenses were relatively flat compared with the comparable quarter last year. Selling, marketing, and distribution expenses decreased $1.1 million from the comparable quarter last year because of lower sales volume-related accruals and lower advertising expenses. General and administrative expenses increased $527,000 primarily because of increased software expenses.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$4,887	$4,354	$533	12.2%
Selling, marketing, and distribution	40,226	44,490	(4,264)	-9.6%
General and administrative	32,575	31,020	1,555	5.0%
Total operating expenses	$77,688	$79,864	$(2,176)	-2.7%
% of net sales	52.1%	39.6%

Research and development expenses increased $533,000 primarily related to increased compensation-related expenses. Selling, marketing, and distribution expenses decreased $4.3 million from the prior year comparable period because of lower sales volume-related accruals and lower advertising expenses. General and administrative expenses increased $1.6 million over the prior year comparable period, primarily as a result of $1.2 million of legal and advisory fees associated with the completed cooperation agreement with a stockholder and $374,000 of increased standalone expenses, such as our information technology infrastructure costs and subscription and software costs, partially offset by lower compensation-related expenses.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating (loss)/income	$(3,001)	$4,725	$(7,726)	-163.5%
% of net sales (operating margin)	-5.9%	6.7%

Operating loss for the three months ended January 31, 2023 was $3.0 million, a decrease of $7.7 million from $4.7 million operating income for the three months ended January 31, 2022, primarily because of lower sales and gross profit as described above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating (loss)/income	$(8,697)	$14,251	$(22,948)	-161.0%
% of net sales (operating margin)	-5.8%	7.1%

Operating loss for the nine months ended January 31, 2023 was $8.7 million, a decrease of $22.9 million from $14.3 million operating income for the nine months ended January 31, 2022, primarily because of lower sales and gross profit as described above.

Income Taxes

The following table sets forth certain information regarding income tax (benefit)/expense for the three months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax (benefit)/expense	$(125)	$1,149	$(1,274)	-110.9%
% of income from operations (effective tax rate)	4.2%	23.4%		-19.2%

We recorded income tax benefit of $125,000 for the three months ended January 31, 2023, compared with income tax expense of $1.1 million for the prior year comparable quarter because of lower operating income. The income tax benefit recorded during the three months ended January 31, 2023 was primarily due to a full valuation allowance recorded against our deferred tax assets and recording return to provision adjustments relating to the Federal tax return filed for the prior fiscal year.

The following table sets forth certain information regarding income tax (benefit)/expense for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax (benefit)/expense	$(98)	$3,282	$(3,380)	-103.0%
% of income from operations (effective tax rate)	1.2%	21.8%		-20.6%

We recorded income tax benefit of $98,000 for the nine months ended January 31, 2023, compared with income tax expense of $3.3 million for the prior year comparable period because of lower operating income. The income tax benefit recorded during the nine months ended January 31, 2023 was primarily due to a full valuation allowance recorded against our deferred tax assets and recording return to provision adjustments relating to the Federal tax return filed for the prior fiscal year.

Net (Loss)/Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended January 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net (loss)/income	$(2,863)	$3,766	$(6,629)	-176.0%
Net (loss)/income per share
Basic	$(0.21)	$0.27	$(0.48)	-177.8%
Diluted	$(0.21)	$0.27	$(0.48)	-177.8%

Net loss was $2.9 million, or $(0.21) per diluted share, for the three months ended January 31, 2023 compared with net income of $3.8 million, or $0.27 per share, for the comparable quarter last year, primarily because of lower sales volume and gross profit.

	2023	2022	$ Change	% Change
Net (loss)/income	$(8,188)	$11,806	$(19,994)	-169.4%
Net (loss)/income per share
Basic	$(0.61)	$0.84	$(1.45)	-172.6%
Diluted	$(0.61)	$0.82	$(1.43)	-174.4%

Net loss was $8.2 million, or $(0.61) per diluted share, for the nine months ended January 31, 2023 compared with net income of $11.8 million, or $0.82 per share, for the comparable period last year, primarily because of lower sales volume and gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and nine months ended January 31, 2023 and 2022, respectively (dollars in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
	(Unaudited)
GAAP net (loss)/income	$(2,863)	$3,766	$(8,188)	$11,806
Interest expense	213	68	641	167
Income tax (benefit)/expense	(125)	1,149	(98)	3,282
Depreciation and amortization	3,894	4,164	12,115	12,550
Stock compensation	1,065	920	2,900	2,336
Technology implementation	543	460	1,585	1,619
Acquisition costs	—	—	47	—
Facility consolidation costs	548	—	840	—
Stockholder cooperation agreement costs	—	—	1,177	—
Other	—	22	—	40
Non-GAAP Adjusted EBITDAS	$3,275	$10,549	$11,019	$31,800

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; to make payments on our borrowings under our revolving line of credit, and any additional indebtedness we may incur over time; implement our enterprise resource planning systems; and to repurchase shares of our common stock if we are authorized to do so. We estimate that our information technology infrastructure will cost a total of approximately $8.8 million over a period that spans fiscal 2022 and fiscal 2023. In fiscal 2022, we recorded capital expenditures of $3.9 million and one-time operating expenses of $1.0 million. In fiscal 2023, we expect capital expenditures of approximately $2.2 million and one-time operating expenses of approximately $1.7 million. In addition, we recorded $948,000 of duplicative expenses in fiscal 2022 and we expect to spend approximately $500,000 of duplicative expenses in fiscal 2023, as we operated both our existing and our new information technology and enterprise resource planning platforms in parallel during the system changeover period. The one-time operating expenses and duplicative expenses will be recorded in general and administrative expenses on our condensed consolidated statement of operations.

The following table sets forth certain cash flow information for the nine months ended January 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$24,263	$(26,186)	$50,449	-192.7%
Investing activities	(4,231)	(4,711)	480	-10.2%
Financing activities	(17,843)	(7,126)	(10,717)	150.4%
Total cash flow	$2,189	$(38,023)	$40,212	-105.8%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $24.3 million for the nine months ended January 31, 2023 compared with cash used in operating activities of $26.2 million for the nine months ended January 31, 2022. Cash generated by operating activities for the nine months ended January 31, 2023 was primarily impacted by $16.2 million of reduced inventory as a result of a planned reduction in purchases during the period, offset by additional purchases for new product introductions that will launch later in the year. In addition, accounts receivable decreased by $3.7 million due to timing of payments from our customers and $2.2 million of increased accrued expenses which was primarily because of timing of payments for sales volume accruals. The cash generated during the nine months ended January 31, 2023 was partially offset by $2.8 million of reduced accounts payable because of the planned reduction in purchases mentioned above.

We expect our inventory levels to decline in the fourth quarter of fiscal 2023 as we reduce our planned inventory purchases, other than purchases for new product introductions, and a return to typical seasonality trends for our business.

Investing Activities

Cash used in investing activities was $480,000 lower during the nine months ended January 31, 2023 as compared with the prior year comparable period primarily from lower spending on tooling fixtures. We expect to spend approximately $6.0 million to $6.5 million of capital expenditures in fiscal 2023, a decrease of $600,000 to $100,000 from fiscal 2022, which includes the capital expenditures for the development and implementation of our independent information technology infrastructure noted above. We recorded spending of $1.8 million of capital expenditures during the nine months ended January 31, 2023 related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $17.8 million for the nine months ended January 31, 2023, primarily from $15.2 million of payments on our revolving line of credit and $2.6 million of payments to repurchase our common stock under an authorized stock repurchase program.

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

We had $21.7 million of cash equivalents on hand as of January 31, 2023 and had $19.5 million in cash and cash equivalents on hand as of April 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the nine months ended January 31, 2023 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total second quarter fiscal year 2023	84,029	$8.97	84,029	$9,266
November 1, 2022 to November 30, 2022	101,954	8.75	185,983	8,355
December 1, 2022 to December 31, 2022	51,545	9.89	237,528	7,845
January 1, 2023 to January 31, 2023	38,133	10.62	275,661	7,440
Total third quarter fiscal year 2023	191,632	9.43	275,661	7,440
Total year-to-date fiscal year 2023	275,661	$9.29	275,661	$7,440

(1)
On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions executable through September 29, 2023. During the three and nine months ended January 31, 2023, we repurchased 191,632 shares and 275,661 shares, respectively, of our common stock, in the open market, for $1.8 million and $2.6 million, respectively, under this authorization, utilizing cash on hand.
(2)
The average price per share excludes fees paid to acquire the shares.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.1

Assignment and Assumption of Lease Agreement, dated as of January 31, 2023, by and between Smith & Wesson Sales Company (f/k/a Smith & Wesson Corp.) and the Registrant, and consented to by Smith & Wesson Brands, Inc. (Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

10.2

Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

10.3

First Amendment to Lease Agreement, dated as of October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation (Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

10.4

Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.) and American Outdoor Brands Corporation (Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 9, 2023	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 9, 2023	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer