Form 10-K
period 2023-04-30
American Outdoor Brands, Inc.
filed 2023-06-28
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (13,862,604 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $123,654,428. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of June 21, 2023 was 13,178,138.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2023

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the following:

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
•
our future capital requirements dependend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, and any acquisitions or strategic investments that we may determine to make;
•
the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrainmed if sufficient funds are not available or are not available on acceptable terms;
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
•
our expectation that our inventory balance will increase in our first quarter of fiscal 2024 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year; and
•
our expectation that our overall inventory balance will decline by the end of fiscal 2024 as compared to our inventory balance as of April 30, 2023.

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
•
increases in costs or decreases in availability of finished products, components, and raw materials;
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

PART I

Item 1. Business

General

We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, or Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center. In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

•
Our Adventurer brands include products that help enhance consumers’ fishing, outdoor cooking, and camping experiences.
•
Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.
•
Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•
Our Defender brands include products that are used by consumers in situations that require self-defense and products that help safely secure and store as well as maintain connectivity to those possessions that many consumers consider to be high value or high consequence.

Our sales activities are focused on how we go to market within the e-commerce and traditional distribution channels. These two channels involve distinct strategies intended to increase revenue and enhance market share by placing our products where the consumer expects to find them. Our sales team is organized by customer groups within the e-commerce and traditional channels and sells our products from all brands across all four of our brand lanes. We measure our success through sales performance in these distribution channels against prior results and our own expectations.

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
•
expand the size of our addressable market by appealing to new and larger consumer audiences in new product categories;
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

Our net sales were $191.2 million for the fiscal year ended April 30, 2023; $247.5 million for the fiscal year ended April 30, 2022; and $276.7 million for the fiscal year ended April 30, 2021. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our gross profit for the fiscal years ended April 30, 2023, 2022, and 2021 totaled $88.1 million, $114.2 million, and $126.8 million, respectively. Total assets were $243.6 million as of April 30, 2023 and $277.8 million as of April 30, 2022.

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

Corporate Information

We were incorporated in Delaware on January 28, 2020 and we maintain our principal executive offices at 1800 North Route Z, Suite A, Columbia, Missouri 65202. Our telephone number is (800) 338-9585. Our website is located at www.AOB.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our ESG report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and Nasdaq. These documents are also available in print by contacting our corporate secretary at our executive offices. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.

Market Opportunity

Our primary target customers are outdoor-oriented consumers who enjoy active lifestyles with a focus on outdoor activities. The primary users of our products consist of a wide range of outdoor enthusiasts, including those who engage in recreational target shooting, personal security and defense, hunting, archery, fishing, outdoor cooking, camping, and hiking.

Driven in part by the start of the COVID-19 pandemic, outdoor recreation consumer participation trends have been favorable since 2020, resulting in 14.5 million new participants since January 2020. A recent report by the Outdoor Industry Association outlined that the outdoor recreation participant base grew by 2.3 percent in calendar 2022 to a record 168.1 million participants, or 55 percent of the United States population ages six and older. In addition, 80% of outdoor activity categories experienced participation growth, including camping and fishing, large categories in which we participate. According to various other industry studies published by the Outdoor Industry Association, National Shooting Sports Foundation, or NSSF, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased in hunting, camping, and fishing. In addition, strong participation in firearm ownership led to approximately 14 million new entrants into shooting sports since calendar 2020, according to the NSSF. Our acquisition of Grilla Grills in March 2022 gave us entry into the estimated $7 billion outdoor cooking industry.

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

Four Brand Lanes with Significant Runway for Growth

Our brands are organized into four brand lanes focused on specific consumer verticals that are based on consumer behaviors and desires. This structure organizes our business in a manner intended to deploy specific resources dedicated to designing and marketing products directed at these respective consumer verticals. We have developed our “Dock and Unlock” formula, where we take an existing brand and apply the proper strategy and these dedicated brand lane resources to unlock the brand’s potential value. We use the defined methodologies to determine the types of products desired by that specific consumer and then design products in both existing and new categories that meet those desires. We believe this approach helps us drive growth from opportunities in new product categories and expand our footprint in existing categories.

Repeatable Process for Innovating and Rejuvenating Mature Product Categories

We have approximately 30 product designers, engineers, and software developers situated in five in-house state-of-the-art product development labs who are capable of delivering over 200 new products, annually. We recognize the importance of innovation and protecting our intellectual property. We currently have more than 380 patents and patents pending and have registered and unregistered trademarks related to our products. Our designers and engineers come from diverse industry backgrounds, including medical and laboratory equipment, architecture, defense, home goods, and automotive. We believe this diversity yields a unique combination of methods and perspectives that fosters innovation within traditionally mature rugged outdoor product categories. One example of this innovation is our entry into the large, underserved "catch and release" market with our BUBBA tournament-grade Pro Series Smart Fish Scale, or Pro SFS, which is integrated with smart technology that consumers can access through a BUBBA smartphone application. This smart technology allows anglers to log their catches, record detailed information, and connect with other anglers to share information about their catches and their excursions. We believe the BUBBA Pro SFS is the first product of its kind and is intended to reinvent the way anglers pursue their sport. In addition to fostering enhanced competition, the BUBBA Pro SFS supports conservation and sustainability in fishing by allowing anglers to catch, weigh, and immediately release their catch, reducing the fish out-of-the-water time.

Because we have such a wide breadth of products that span 21 brands, our product development teams frequently leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our BUBBA Pro SFS, which we launched in 2023 and which incorporates technology or design from products that are situated across all four brand lanes. The BUBBA Pro SFS incorporates lithium AA battery back technology from our Caldwell EMax Pro hearing protection line (Marksman), Bluetooth connection capability to a smart phone with live data monitoring and logging through a cloud server system from our Lockdown Puck (Defender), interactive LCD screen and menu system from our BOG Bloodmoon Game camera products (Harvester), and waterproof storage system and Bubba-Rubba non-slip grip technology from our BUBBA Multi-Flex products (Adventurer).

Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution

We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 24 transactions over the last 16 years, ranging from $1 million to approximately $1 billion in enterprise value. In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships facilitate the identification of future potential acquisition targets.

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

We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•
NASGW Show 2023 "Best New Accessory" - Caldwell Claymore;
•
Field & Stream "Hottest Knives of 2023" - Schrade Enrage Series;
•
ICAST Show 2022 "Best Cutlery, Hand Pliers and Tools" award – BUBBA Multi-Flex Fillet Knife;
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
•
Shooting Sports Retailer Choice Award Gold, Laser Sight Category – Crimson Trace and;
•
Tactical Retailer Choice Award Gold, Laser Sight Category – Crimson Trace.

We also devote significant time and energy to expand the reach of our brands into targeted new rugged outdoor markets that are aligned with the positioning of our brands. We also utilize our “cross-pollinate” technologies across brands, such as transporting the non-slip grip from our BUBBA fishing products onto the handles of Hooyman’s line of hand-held land management tools to provide further product differentiation.

Expand Our Addressable Market by Appealing to New and Larger Audiences in New Product Categories

We plan to continue to expand the size of our addressable market beyond the shooting, hunting, and rugged outdoor markets and thereby enlarge our customer base and customer relationships through entry into new large product categories outside the rugged outdoor market. We believe our innovative BUBBA Pro SFS represents our organic entry into a large freshwater "catch and release" market. We believe our Caldwell Claymore clay thrower represents our organic entry into the broader shotgun sports market. We believe the acquisition of Grilla Grills represents our inorganic entry into an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We expect, by expanding our addressable market, we will further increase and diversify our customer base.

Cultivate and Enhance Direct-to-Consumer Relationships through Our Digital Platforms

We plan to continue to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. In this regard, we have made significant investments to build both our creative teams and e-commerce platforms, positioning us to create and distribute our products directly to consumers. We have established dedicated websites for all of our key brands, and each of our brand lanes has dedicated creative and e-commerce resources that work to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those consumers who prefer a traditional retail approach rather than purchasing directly from our online platform. In addition, our e-commerce platform allows consumers to purchase our products direct from our warehouse, which is not constrained by inventory management efforts at retail. Our e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our e-commerce platform and digital ecosystem to organically enter the meat processing market with our MEAT! Your Maker brand, which includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers. We sell these products directly to consumers through our website www.MEATyourmaker.com. In addition, we sell Grilla branded products, acquired in fiscal 2022, directly to consumers primarily through our website www.grillagrills.com.

Expand and Enhance Our Supply Chain

We plan to continue to expand and enhance our supply chain by identifying, qualifying, attracting, and maintaining contract manufacturers and other suppliers of finished products and components made to our specifications and the raw materials needed for products and components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers reduces our dependence on any one or small group of suppliers and helps to protect us against supplier financial, operational, performance, or capacity issues.

Pursue Acquisitions that Financially and Strategically Complement our Current Business

We plan to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, and services. We believe our acquisition of Grilla Grills in fiscal 2022 fits all of the above criteria. We believe the architecture of our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base.

Product Design and Development

We believe that innovation is key to our long-term success. To be successful as a leading provider of outdoor lifestyle products and shooting sports accessories, we must continue to conceive, design, produce or source, and market a continuing stream of innovative new products and product extensions that appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty to our brands and product groups.

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

As noted previously, our outdoor lifestyle products include premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products, while our shooting sports accessories products include rests, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies.

We typically launch over 200 new outdoor products and accessories SKUs each year. We generally strive to bring a new product from concept to market within 6 to 12 months, depending on product complexity and other matters. Our extensive product portfolio includes highly regarded brands, such as Caldwell, our line of shooting and range supplies, which we believe has been a leading brand within shooting sports for more than 20 years; Crimson Trace, which has provided aiming solution systems for more than 25 years; and Schrade, which has provided innovative cutlery and tools for more than 115 years.

Approximately 10% of our employees are focused on research and development activities. In fiscal 2023, 2022, and 2021, our gross spending on research and development activities relating to the development of new products was $6.4 million, $5.5 million, and $5.4 million, respectively. We expense research and development costs as incurred.

Our Brands

We currently sell our products under 21 distinct brands organized under four brand lanes.

Adventurer Brands

•
Grilla - outdoor cooking products
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

Brand Lanes

Our Brand Lanes are the foundation for our distinctive product development, creative, sourcing, and e-commerce functions. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers. Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products. Dedicated management, marketing, creative, digital support, and engineering resources assigned to each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts. We currently market our products under 21 distinct brands, organized into four brand lanes aligned with our specific consumer verticals:

The Adventurer is at home when away from home. Whether conquering a mountain, navigating the open ocean, trekking through a valley, or taking on any other outdoor escapade, the Adventurer’s thrill is the comfort zone. It is more than a connection with the outdoors; it is about being a part of it.

HARVESTER
HARVESTER

Hooyman OLD TIMER BOG Uncle Henry MEAT!

To the Harvester, it’s not a job. It’s not about harvesting or mounting a trophy. It’s a passion to create, to grow, to conserve, and to ensure that the hunger to hunt and experience the most inaccessible terrain is passed down for future generations. Being a Harvester is not about taking, it’s about giving back.

DEFENDER
DEFENDER
LOCKDOWN
M&P
CRIMSON TRACE
LASERLYTE

For the Defender, security is above all else. It starts with the peace of mind that comes with confidently knowing your belongings are safe, and becomes complete with determination to train and prepare yourself for life’s biggest adversaries. The Defender protects – it makes up the fabric of their DNA.

CALDWELL
AR500 8" GONG TARGET
STEEL

MARKSMAN

CALDWELL · WHEELER · Tipton · FRANKFORD ARSENAL

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

In order to help convert at the point of purchase, increase the likelihood of loyal consumer relationships, and build advocacy with our consumer base, we market our products to consumers using focused campaigns that align with each brand’s core characteristics. In this regard, we utilize what we believe are the most impactful mediums, such as in-store retail merchandising, online merchandising, grassroots events, digital advertising campaigns, influencer marketing, and robust distribution of content across most social media channels, to encourage enthusiasts to continue exploring our brand offerings and ultimately lead to purchases. Our influencers participate on a variety of social media platforms, regularly posting brand imagery, lifestyle content, instructional material, and detailed reviews of our products to help promote our brands. To further our message, we frequently participate in various earned media across a full spectrum of digital and print publications, which drives authenticity back to our consumer base as they read about the latest information regarding our suite of new products. This multifaceted approach is intertwined with the brand lane structure that we believe differentiates us from our competition and offers a significant advantage in efficiency.

For the fiscal years ended April 30, 2023, 2022, and 2021, advertising and promotion expenses were $11.9 million, $13.3 million, and $14.4 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

Original Content

We utilize content as the engine to drive our strategic approach to marketing. In the past year, we continued to emphasize the enhancement of our content capture and editing capabilities. Our team of producers and external resources has provided an accessible outlet for regularly distributed fresh content for each of our brands. The deployment of this content assists us in positioning our brands, garnering the attention of our customers, establishing a lifestyle connection with those discovering our brands for the first time, and educating our consumer base about the features and benefits of the products that fall within each brand. By owning the development and distribution of our content, we are able to ensure that each message is consistent with our brands’ positioning and strategy.

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

Industry and Consumer Events

We sponsor a number of events and organizations in support of outdoor activities that our consumers enjoy. We typically attend various trade shows, including the Shooting, Hunting, Outdoor Trade (SHOT) Show; Archery Trade Association Show (ATA Show); Outdoor Retailer (OR Show); the National Association of Sporting Goods Wholesalers Show (NASGW); the International Convention of Allied Sportfishing Trades (ICAST); the IWA Outdoor Classics Show in Europe; and various distributor, buying group, and consumer shows. We also seek to establish relationships with professionals and influencers for each of our brands to help evaluate, promote, and establish product performance and authenticity with customers and consumers.

Distribution Channels and Customers

We distribute our products through e-commerce and traditional distribution channels. Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites. This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick-and-mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs. The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offerings, accounted for 25.4% and 27.8% of our net sales for fiscal 2023 and 2022, respectively. In addition, we have made investments in our own direct-to-consumer business, including the acquisition of Grilla Grills branded products in March 2022 and enhancements to our websites in fiscal 2021, which helped increase our direct-to-consumer sales 76.0% over fiscal 2022. Our brands that are sold exclusively direct-to-consumer represented $24.4 million, or 28.0%, and $9.4 million, or 9.6%, of fiscal 2023 and fiscal 2022, respectively, total e-commerce channel net sales, including the acquisition of Grilla Grills. The information for fiscal year 2021 can be found within “Distribution Channels and Customers” included in our Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on July 14, 2022.

Our sales team is built around the two distribution channels and is organized into customer groups with dedicated individuals within each customer group that focus on specific brands across product categories. We believe the structure of our sales organization allows us to accomplish four very important goals. First, it gives us the ability to consistently focus on the unique needs and requirements of each customer group. Second, it allows us to bring brand expertise and awareness to these customer groups. Third, and most importantly, it allows us to develop and execute strategic plans based on how each customer group conducts business as well as how it targets its primary and secondary consumers. Finally, our sales organization is designed to be able to adapt to acquisitions and the expansion of our brands into new categories without having to alter our sales structure. We believe this will allow us to integrate new categories into our teams with minimal disruption to our existing business and, more importantly, allow us to quickly begin leveraging our size and scope with the new additions.

Although we have long-established relationships with many of our customers, we generally do not have long-term supply or binding contracts or guaranties of minimum purchase arrangements with our customers. Instead, our customers generally purchase from us through individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecasted volumes, delay purchases for a number of reasons, or change other terms of our business relationship. We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms.

We believe the COVID-19 pandemic has given consumers multiple purchasing options between online and traditional brick and mortar retailers. As a result, traditional brick and mortar retail stores are evolving to remain competitive. Traditional brick and mortar retailers have also been expanding their own e-commerce retail platforms and assortment of products as well as expanding their online advertising and promotional programs.

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

Sourcing, Assembly, and Production

Except for certain assmly operations performed at our Columbia, Missouri facility, we generally utilize third-party contract manufacturers and suppliers for our finished products and components. Third-party contract manufacturers and suppliers provide finished products and components to us in accordance with our product and component specifications. Third parties also supply us and our contract manufacturers with the raw materials used in our products and components, including steel, plastic, aluminum, copper, lead, and packaging materials. Most of our third-party contract manufacturers and suppliers are in Asia, primarily China, and, to a lesser extent, Taiwan, Vietnam, Myanmar, and the Philippines.

We generally provide these suppliers with short-term advance forecasts of our production requirements, however, when we anticipate delays in our supply chain or congestion at shipping ports, we will order in advance to mitigate supply chain risk. Our suppliers must meet our quality and other standards and have the ability to produce our finished products and components and supply our raw materials in a timely and efficient manner. We continue to expand our supply base to maintain competitive pricing and quality standards and to better position ourselves to respond rapidly to changes in customer demand and market trends to mitigate supply chain risk. For certain products and components, we utilize a dual sourcing supply chain to mitigate risks associated with sourcing key components from only one supplier.

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

Facilities and Distribution

We sub-lease approximately 400,000 square feet of office and warehouse space in Columbia, Missouri. We also lease 10,000 square feet of retail and office space in Holland, Michigan; 5,000 square feet of office space in Chicopee, Massachusetts; and 2,500 square feet of office space in Shenzhen, People's Republic of China.

Our Missouri facility includes our principal executive, administrative, financial, sales, marketing, R&D, production, assembly, and distribution operations. Our Michigan facility houses retail operations for our outdoor cooking products. Our Massachusetts facility houses certain administrative and finance staff. Our China facility houses certain R&D staff.

On January 31, 2023, we entered into an Assignment Agreement with our former parent company and RCS – S&W Facility, LLC to assign to us the rights of the Lease Agreement effective on January 1, 2024, subject to certain conditions.

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, where we currently sublease approximately 400,000 square feet. The Lease provides the tenant with an option to expand the building by up to 491,000 additional square feet. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. We currently have more than 380 patents and patents pending and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.

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

We vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

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

Information Systems

Our information systems utilize leading software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting. During fiscal 2023, we implemented a new ERP system, Microsoft D365, that utilizes leading software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting. We implemented our own separate information technology infrastructure during fiscal 2022. We believe our new ERP platform and information technology infrastructure will support our current business requirements and growth strategy in the future.

Prior to the implementation of our new ERP system, we utilized SAP as our ERP system, which was administered by our former parent company through a Transition Services Agreement.

Acquisitions

As noted above, we are building our business both organically and inorganically. The following table sets forth information regarding the brands and products added to our operations through acquisitions in the fiscal years indicated:

Shooting Sports Outdoor Lifestyle Acquisition Fiscal Year Type Shooting Accessories Personal Protection Hunting Fishing Camping Ruggded Outoor Hooyman 2015 Asset PowerTech 2016 Asset Smith & Wesson – Flashlights M&P - Flashlights Taylor Brands 2017 Asset Smith & Wesson - Cutlery M&P Cutlery Schrade Uncle Henry Old Timer Crimson Trace 2017 Stock ust 2017 Asset BUBBA 2018 Asset LaserLyte 2019 Asset Grilla Grills 2022 Asset Imperial

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

Seasonality

Our business is typically seasonal, especially because many of our products are used in outdoor-based activities. Our sales are typically the highest between August and October because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. As a result of seasonal and quarterly operating fluctuations, we do not believe that comparisons between different quarters within a single year are relevant or can be relied upon as indicators of performance for any fiscal year. In fiscal 2021, we believe consumer demand was impacted by the COVID-19 pandemic in the outdoor recreation and personal safety markets in which we participate. This shift in demand for our products in fiscal 2021 and 2022 reduced the impact of seasonality and could make comparisons difficult in past or future years. In addition, the sale of our products may also be affected by unseasonal weather conditions.

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

Human Capital

We believe that our employees are an indispensable contributor to our success and are critical to our ability to execute our strategy. As such, we are committed to a strong, healthy culture that provides respect for all employees, focuses on creating and sustaining an atmosphere of collaboration and innovation, and rewards team and individual successes. We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and improves decision-making and financial results. We invest in our people accordingly.

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

We seek to hire and retain talented personnel to support our business. As of April 30, 2023, we had 302 employees, nearly all of whom were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

Over the past few years, we have renewed and accelerated our actions and activities in support of diversity, equity, and inclusion, or DE&I. We have also started to design and implement an employee engagement program to elicit feedback from employees for continuous improvement in various areas, including DE&I.

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

We prioritize the health, safety, and fair treatment of our employees. We have effective oversight of our health and safety programs and perform regular health and safety reviews intended to ensure that proper policies are in place.

Competitive Compensation

Our compensation program aims to attract, retain, and reward talent at all levels of the organization through a pay-for-performance philosophy. We offer competitive and comprehensive compensation and benefit programs to our employees that provide for pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development. Our program includes the following:

•
a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay approximately 89% of total premium costs;
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
flexible work schedules;
•
flexible spending and health savings accounts;
•
life and disability insurance coverage;
•
employee stock purchase plan;
•
on-site fitness center;
•
on-site nursing room;
•
employee assistance programs; and
•
product discounts.

We are committed to ensuring that all of our employees are paid a fair wage. To that end, we offer competitive wages and benefits to our employees. We base annual pay increases and incentive compensation on merit, which is communicated to employees upon hire and documented through our performance management program. Our executive compensation program is designed to align incentives with achievement of our strategic plan and both short- and long-term operating objectives. We utilize a variety of external, third-party, market data sources to ensure that our compensation practices remain fair and competitive. Benefit trends are reviewed regularly, and plans are adjusted accordingly to remain competitive.

Training and Development

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

We also provide access to self-directed online courses taught with curated learning paths that are designed specifically for the needs of the company and its employees. We believe that this training and development leads to more valuable contributions from our employees, while improving their satisfaction within existing roles and positioning them for potential future advancement.

Sustainability

As a core component of our broader Environmental, Social, and Governance, or ESG, efforts, our key Human Capital objective is to promote sustainability throughout our organization. In 2022, we established an Executive ESG Committee to further align our values and drive recurring sustainable growth. This group is overseen by the Board of Directors ESG Committee and typically meets monthly. Our management team and Board of Directors recognize that sustainability is an imperative and has created an internal working team that is tasked with driving progress. We continue to identify opportunities to reduce our environmental impact across our operations by reducing raw material waste, designing efficient work locations, and conserving our natural resources through recycling programs. We emphasize a culture of accountability and conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our stakeholders.

Backlog

We had a backlog of orders for our products totaling $7.0 million and $3.7 million as of April 30, 2023 and 2022, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	39	President and Chief Executive Officer
H. Andrew Fulmer	48	Chief Financial Officer

Brian D. Murphy has served as our President and Chief Executive Officer and a member of our Board of Directors since the Separation. Mr. Murphy served as Co-President and Co-Chief Executive Officer of Smith & Wesson Brands, Inc. from January 2020 until the Separation. Mr. Murphy served as President of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2017 to January 2020. From December 2016 until May 2017, he was President of the Outdoor Recreation Division of Smith & Wesson Brands, Inc., the activities of which were collapsed into Outdoor Product & Accessories. From February 2015 until December 2016, he was Vice President, Corporate Development of Vista Outdoor Inc., a publicly held designer, manufacturer, and marketer of outdoor sports and recreation products. From April 2013 until February 2015, Mr. Murphy was Director of Mergers & Acquisitions and Director of Financial Planning & Analysis for Alliant Techsystems, an aerospace, defense, and outdoor sporting goods company. Mr. Murphy held various management roles at McMaster-Carr Supply Company, a supplier of maintenance, repair, and operations materials to industrial and commercial facilities worldwide, from April 2011 until March 2013. From May 2006 until October 2010, he served as an investment banker with the publicly held firm Houlihan Lokey, where he advised companies in the areas of strategy, acquisitions, divestitures, recapitalizations, and restructuring.

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

Douglas V. Brown, age 44, has served as our Chief Counsel and Corporate Secretary since the Separation. Before the Separation, Mr. Brown served as Chief Counsel of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation. Mr. Brown previously was Associate General Counsel at Vista Outdoor Inc. from April 2018 to September 2019 and as Senior Counsel from August 2015 to April 2018. Prior to joining Vista Outdoor, Mr. Brown practiced corporate and securities law at the law firm Morgan, Lewis & Bockius LLP as a Corporate Associate from August 2011 to August 2015 and at the Division of Corporation Finance of the SEC as an Attorney Advisor from August 2008 to August 2011.

Kyle M. Carter, age 41, has served as our Corporate Controller and Assistant Secretary since the Separation. Before the Separation, Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until the Separation. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, with a focus on public registrant clients, from May 2006 to September 2010.

Elizabeth A. Sharp, age 61, has served as our Vice President of Investor Relations since the Separation. Before the Separation, Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until the Separation. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems, Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

James E. Tayon, age 33, has served as our Vice President of Marketing & Product Development since March 2022. Mr. Tayon served as our Vice President of Product Development from the Separation until March 2022. Before the Separation,

Mr. Tayon served as Vice President of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation; Director of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2019 to May 2020; Product Engineering Manager of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from July 2017 until March 2019; Engineering Supervisor from August 2016 until July 2017; and a Product Development Engineer from 2012 until 2016. From 2008 until 2012, Mr. Tayon was a Product Development Engineer for J2 Scientific, a laboratory automation equipment designer and manufacturer, where he worked with Los Alamos National Labs developing custom automation solutions for nuclear sampling.

Brent A. Vulgamott, age 39, has served as our Vice President of Sales, Operations & Analytics since March 2022. Mr. Vulgamott served as our Vice President of Operations & Analytics from the Separation until March 2022. Before the Separation, Mr. Vulgamott served as Vice President of Operations of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2020 until the Separation. From November 2018 to March 2020, Mr. Vulgamott was the Director of Finance for Lockton Companies, a privately held insurance broker. From November 2015 to November 2018, Mr. Vulgamott was Division Controller for the Outdoor Products & Accessories Division of Smith & Wesson Brands Inc. From April 2011 to October 2015, Mr. Vulgamott held finance leadership and management roles at Ford Motor Company and Piston Automotive, a publicly held automotive company and privately held automotive sub-supplier. From August 2007 to March 2011, Mr. Vulgamott held various accounting and financial planning and analysis roles with companies, including State Street Bank & Trust Co and Cerner Corporation.

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

We have summarized the below risk factors as follows:

Risks Related to Our Business

•
We are dependend on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers.
•
We must continue to introduce new products that are successful in the marketplace.
•
We rely to a significant extent on outsourcing for a substantial portion of our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.
•
The costs and availability of finished products, components, and raw materials could affect our business and operating results.
•
Our business depends to a significant extent upon the brand recognition and reputation of our brands, and the failure to maintain or strengthen our brand recognition and reputation could have a material adverse effect on our business.
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
•
Retail pricing decisions made by certain of our customers could negatively impact the pricing for our products in certain online marketplaces.
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
•
We depend on our Missouric facility, which may not produce the benefits expected.
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
•
Seasonality, weather conditions, and periodic fluctuations may cause our operating results to vary from quarter to quarter.
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
•
Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs. In addition, we may be subject to intellectual property claims, which could cause us to incur litigation costs and damages payments.
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
•
There are risks associated with the Trademark License Agreement with our former parent company.

Risks Related to Our Common Stock

•
The market price and trading volume of our common stock may be volatile and may continue to be volatile.
•
Provisions of our Amended and Restated Certificate of Incorporation, our Second Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
•
Our Second Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.
•
Your percentage ownership in our company may be diluted in the future.
•
Our common stock is and will be subordinate to all of our future indebtedness and any series of preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Risks related to Us as a Public Company

•
We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
•
We will have increased costs as a result of being a public company.

•
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.

Risks Related to Our Business

We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers.

A reduction or interruption in any of our supply chain could adversely affect us. The failure of our suppliers to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business. Our suppliers may encounter difficulties and other issues in obtaining the materials necessary to produce the components and parts that we use in our products. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located may exist and could adversely affect our business. Damage or disruption to manufacturing and distribution capabilities of, or the disruption of deliveries from, our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, pandemics, or labor disruptions, including at ports or at our suppliers, could impair our product sales.

We may experience reductions in demand for certain products if our customers or vendors experience financial or other difficulties that adversely impact their ability to purchase or pay for our products. Significant or numerous cancellations, reductions, or delays in purchases or changes in business practices by our customers could have a material adverse effect on our business, operating results, and financial condition. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises, such as pandemics and epidemics, and other similar events. Each of these events could be exacerbated or increase in frequency due to the effects of climate change. These risks are particularly substantial because we conduct substantially all of our operations from one location. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating profits will depend on our proper operation of our Columbia, Missouri facility.

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

We source a significant portion of our made-to-order finished products and components from third-party contract manufacturers and other suppliers located primarily in Asia. We depend on our contract manufacturers and other suppliers to maintain high levels of productivity and satisfactory delivery schedules. Our ability to secure qualified suppliers that meet our quality and other standards and to receive from them these products and components in a timely and efficient manner represents a challenge, especially with suppliers located and products and components sourced outside of the United States. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business. If we experience significantly increased demand, or if we need to replace an existing supplier as a result of a lack of performance, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located may exist and could adversely affect our business.

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

The costs and availability of finished products, components, and raw materials could affect our business and operating results.

The costs and availability of the finished products, components, and raw materials needed in our products can be volatile as a result of numerous factors, including general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us and may therefore have a material adverse effect on our business, operating results, and financial condition.

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

Our inability to obtain sufficient quantities of finished products and components, raw materials, and other supplies from independent sources could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the finished products, components, raw materials, and other supplies that we require are available only from a limited number of suppliers.

Since we do not have long-term supply contracts with our contract manufacturers or other suppliers, we could be subject to increased costs, supply interruptions, and difficulties in obtaining finished products, components, and raw materials. Our suppliers also may encounter difficulties and other issues in obtaining the materials necessary to produce the components and parts that we use in our products. Although we continue to expand our supply chain and seek to utilize multiple sourcing whenever possible, the time lost in seeking and acquiring new sources of supply or the inability to locate alternative sources of supply of comparable capabilities at an acceptable price, or at all, could negatively impact our net sales and profitability.

Our business depends to a significant extent upon the brand recognition and reputation of our brands, and the failure to maintain or strengthen our brand recognition and reputation could have a material adverse effect on our business.

The recognition and reputation of our brands are critical aspects of our business. We believe that maintaining and further enhancing the brand recognition and reputation of our brands is critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will increase as competition in our markets continues to develop.

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

We often rely on third parties, including product sourcing intermediaries, independent sales representatives, and agents. These representatives and agents sometimes have the actual or apparent authority to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they agree to low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could put us at risk for prosecution in the United States or internationally.

Our operating results could be materially harmed if we are unable to forecast demand for our products accurately.

We often schedule internal production and place orders for finished products, components, and raw materials with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

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
•
general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•
the domestic political environment, including debates over the regulation of various consumer products.

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

We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. The world’s largest e-commerce retailer accounted for 25.4% of our fiscal 2023 net sales through its very extensive customer base of end consumers. Of our total revenue, sales pursuant to our former parent company licenses accounted for an aggregate of 14.9% of our net sales for fiscal 2023 from our various sales channels.

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

Retail pricing decisions made by certain of our customers could negatively impact the pricing for our products in certain online marketplaces.

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

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the ownership of various types of firearms and accessories. Such restrictive changes to legislation could reduce the demand for certain of our products that relate to firearms. In addition, gun-control activists may succeed in imposing restrictions or an outright ban on private gun ownership. Such restrictions or bans could have a material adverse effect on our business, operating results, and financial condition.

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

We depend on our Missouri facility, which may not produce the benefits expected.

We are extremely dependent on our facility in Columbia, Missouri. The facility houses our principal executive, administrative, financial, sales, marketing, distribution, research and development, assembly, and quality inspection operations. We have the exclusive right to utilize approximately 400,000 square feet of the approximately 613,000 rentable square feet in the facility, as well as access to the facility’s common areas, under a sublease from our former parent company. Effective on January 1, 2024, we will no longer be subject to the provisions and terms of the Sublease, but instead we will have use of the entire Building under the Lease.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, public health crises, such as pandemics and epidemics, and other similar events. Each of these events could be exacerbated or increase in frequency due to the effects of climate change. These risks are particularly substantial because we conduct substantially all of our operations from one location. We maintain casualty and business interruption insurance, but it may not adequately protect us from the types and amounts of losses we may incur or from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long-term loss of customers or an erosion of our brand image. In addition, the facilities of certain of our contract manufacturers and other suppliers are subject to the same and additional risks, especially since some of them are located in parts of Asia that experience typhoons, earthquakes, other natural disasters, and public health crises.

Our computer systems, and third-party cloud-based solutions, may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, operating results, and financial condition.

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

Seasonality, weather conditions, and periodic fluctuations may cause our operating results to vary from quarter to quarter.

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
the cancellation of existing orders;

•
changes in our sales mix;
•
the cost of new product introductions;
•
problems with our supply chain;
•
the volume of customer orders relative to our capacity;
•
the timing of expenditures in anticipation of future customer orders;
•
effectiveness in managing production processes and costs;
•
changes in cost and availability of labor and finished products, components, and raw materials;
•
ability to manage inventory and inventory obsolescence;
•
pricing and other competitive pressures;
•
changes or anticipated changes in economic, social, political, legislative, and regulatory factors;
•
the outcome of any litigation;
•
adverse publicity surrounding our products, the safety of our products, or the use of our products;
•
changes in amount or timing of our operating expenses; and
•
changes in laws and regulations that may affect the marketability of our products.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled non-management personnel. We plan to continue to expand our workforce to continue to improve our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Other companies with which we compete for qualified personnel may have or have access to greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel, to accomplish our business objectives, we may experience constraints that will impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business may be harmed.

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

Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs. In addition, we may be subject to intellectual property claims, which could cause us to incur litigation costs and damages payments.

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

We may be subject to intellectual property infringement claims against us that could be expensive and use management and other resources regardless of whether the claim has merit. If it is determined that our products infringe upon another party’s intellectual property, we could be forced to make payment for past infringements and enter into costly royalty or licensing agreements in order to be able to continue to sell our products or, perhaps, discontinue use of the protected technology. Such agreements or resolutions may not be available on terms acceptable to us or at all.

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

As we source finished products, components, and raw materials in Asia, a significant disruption of the political or financial systems in countries in that region could put these operations at risk, which could ultimately adversely affect our profitability or operating results.

We face risks associated with international activities, including those related to compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption legislation.

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain finished products and components from suppliers in certain countries in Asia and Europe, including China and, to a lesser extent, Taiwan and Myanmar. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations, may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the United States and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.

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

Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in limited cases, subject to large self-insured retentions for which we are responsible, and we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face potential other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. We spend substantial resources ensuring compliance with governmental and other applicable standards.

We produce or source and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Some of our products are used in applications and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, personal injury claims, and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, such claims could have a material adverse effect on our business, operating results, and financial condition. In addition, defects in our products could reduce demand for our products and result in a decrease in sales and market acceptance and damage to our reputation.

Components used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, we obtain many of our finished products and components from third-party suppliers and may not be able to detect defects in such products or components until after they are sold. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, damage to our reputation, and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition.

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

There are risks associated with the Trademark License Agreement with our former parent company.

We currently license the Smith & Wesson, M&P, T/C, and Performance Center trademarks from our former parent company. If the Trademark License Agreement with our former parent company is not renewed after its initial five-year term as a result of our failure to meet the performance metric or following the tenth year as a result of our failure to agree with our former parent company about a continuation, we will not be able to use certain of our former parent company trademarks in connection with our business, including on our products or promotional materials. Further, under the agreement, we lack control over the direction, strategy, marketing, and reputation of the licensed trademarks, which could impact our ability to realize the anticipated benefits from the Trademark License Agreement.

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

Provisions of our Amended and Restated Certificate of Incorporation, our Second Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Second Amended and Restated Bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition of our company that our stockholders may consider favorable. These include provisions that provide for the following:

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
•
the amendment of our Second Amended and Restated Bylaws by our Board of Directors;
•
the amendment of our Second Amended and Restated Bylaws by our stockholders solely by a vote of 66 2/3% of the voting power thereof;
•
the calling of special meetings of our holders of common stock solely by the Chairperson of our Board of Directors, our President, or our Board of Directors;
•
the taking of action by the holders of our common stock solely at a duly called annual or special meeting of such holders;
•
the amendment of the provisions of our Amended and Restated Certificate of Incorporation providing for (i) the removal of directors elected by the holders of our common stock solely by 66 2/3% of the voting power of such holders, (ii) the filling of vacancies with respect to directors elected by the holders of our common stock and newly created directorships created from an increase in the number of such directors solely by our Board of Directors, (iii) the amendment of our Second Amended and Restated Bylaws by 66 2/3% of the voting power of our stockholders, (iv) the calling of special meetings solely by the Chairperson of our Board of Directors, our President, or our Board of Directors, and (v) the prohibition on the ability of holders of our common stock to act by written consent in lieu of a meeting, in each case, by a vote of 66 2/3% of the voting power of our stockholders;
•
advance notice and other requirements for nominations of candidates for election to our Board of Directors by the holders of our common stock or for proposing matters that can be acted on at annual meetings of the holders of our common stock; and
•
limit our ability to enter into business combinations with interested stockholders, subject to certain exceptions enumerated by Delaware law.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our stockholders’ best interests. These and other provisions of our Amended and Restated Certificate of Incorporation, Second Amended and Restated Bylaws, and Delaware law may, however, discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Second Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.

Pursuant to our Second Amended and Restated Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the state of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees or our stockholders; (c) any civil action to interpret, apply, or enforce any provision of the General Corporation Law of the state of Delaware, or the DGCL; (d) any civil action to interpret, apply, enforce, or determine the validity of the provisions of our Amended and Restated Certificate of Incorporation or Second Amended and Restated Bylaws; or (e) any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery of the state of Delaware lacks jurisdiction over such action, our Second Amended and Restated Bylaws, provide that the sole and exclusive forum for such action will be another state or federal court located within the state of Delaware, in all cases, subject to such court having personal jurisdiction over the indispensable parties named as defendants. Our Amended and Restated Bylaws also provide that any person purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of and consented to the foregoing Delaware exclusive forum provisions. Our Second Amended and Restated Bylaws provide that the foregoing Delaware exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. The Delaware exclusive forum provisions will require our stockholders to bring certain types of actions or proceedings relating to Delaware law in the Court of Chancery of the state of Delaware or another state or federal court in the state of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective, or advantageous to the stockholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by the Delaware exclusive forum provisions.

Your percentage ownership in our company may be diluted in the future.

In the future, your percentage ownership in our company may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions, or otherwise, including equity compensation awards that we grant to our directors, officers and employees under our employee benefits plans. These issuances could be significant. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. Persons receiving shares of our common stock in connection with acquisitions may be more likely to sell their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained.

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

Risks Related to Us as a Public Company

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

We will have increased costs as a result of being a public company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2023. All the properties listed below are leased. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility
Columbia, Missouri	Corporate Office and Warehouse
Holland, Michigan	Storefront
Chicopee, Massachusetts	Administrative Office
Shenzhen, Peoples Republic of China	Office

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 16 to our consolidated and combined financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “AOUT.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

On June 21, 2023, there were 228 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Performance Graph

The following graph compares the cumulative total stockholder returns for the period from August 25, 2020 (the effective date of the registration of AOUT Common Stock) to April 30, 2023 for (i) our common stock; (ii) the Russell 2000 Index; and (iii) the S&P 500 Index. The graph assumes an investment of $100 on August 25, 2020 (first day of trading activity) through the last trading day of fiscal 2023. The calculation of cumulative stockholder return on the Russell 2000 Index and the S&P 500 Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

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

Repurchases of Common Stock

As of April 30, 2023, we had one open authorized share repurchase program. The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2023 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total second quarter fiscal year 2023	84,029	$8.97	84,029	$9,246
Total third quarter fiscal year 2023	191,632	9.43	275,661	7,440
February 1, 2023 to February 28, 2023	21,048	10.24	296,709	7,224
March 1, 2023 to March 31, 2023	41,031	9.44	337,740	6,837
April 1, 2023 to April 30, 2023	39,294	9.16	377,034	6,477
Total fourth quarter fiscal year 2023	101,373	9.50	377,034	6,477
Total year-to-date fiscal year 2023	377,034	$9.34	377,034	$6,477

(1)
On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. During the fiscal year ended April 30, 2023, under this authorization, we repurchased 377,034 shares of our common stock in the open market for $3.5 million utilizing cash on hand.
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

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2023 and 2022. The comparison of, and changes between, the fiscal years ended April 30, 2022 and 2021 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on July 14, 2022.

Background

We operate as one reporting segment. We analyze revenue streams in various ways, including customer group, brands, categories, and customer channels. However, this information does not include a full set of discrete financial information.

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

In March 2022, we acquired substantially all of the assets of Grilla Grills, or Grilla, (including its branded products) from Fahrenheit Technologies, Inc., or FTI, for a purchase price of $27 million, subject to certain adjustments. Grilla is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We fully integrated Grilla into our business during fiscal 2023. Results of operations for the fiscal year ended April 30, 2022 include activity for the period subsequent to the acquisition date of Grilla.

Fiscal 2023 Highlights

Our operating results for fiscal 2023 included the following:

•
Net sales were $191.2 million, a decrease of $56.3 million, or 22.8%, from the prior fiscal year, reflecting a decrease in net sales for both our e-commerce channels and our traditional channels, partially offset by an increase in our own direct-to-consumer business.
•
Gross margin was 46.1%, a decrease of 10 basis points from the prior fiscal year.
•
Net loss was $12.0 million, or ($0.90) per diluted share, compared with a net loss of $64.9 million, or ($4.66) per diluted share, for the prior fiscal year. The net loss in the prior fiscal year included a $67.8 million non-cash goodwill impairment charge.
•
Non-GAAP Adjusted EBITDAS was $12.8 million, compared with $35.0 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.
•
We repurchased 377,034 shares of our common stock, in the open market, for a total of $3.5 million during fiscal 2023 leaving $6.5 million available to be purchased under our authorized repurchase program.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated and combined net sales for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$191,209	$247,526	$(56,317)	-22.8%
Cost of sales	103,145	133,287	(30,142)	-22.6%
Gross profit	$88,064	$114,239	$(26,175)	-22.9%
% of net sales (gross margin)	46.1%	46.2%

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$87,219	$97,418	$(10,199)	-10.5%
Traditional channels	103,990	150,108	(46,118)	-30.7%
Total net sales	$191,209	$247,526	$(56,317)	-22.8%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$182,299	$234,803	$(52,504)	-22.4%
International net sales	8,910	12,723	(3,813)	-30.0%
Total net sales	$191,209	$247,526	$(56,317)	-22.8%

The following table sets forth certain information regarding net sales categories for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$88,885	$128,180	$(39,295)	-30.7%
Outdoor lifestyle	102,324	119,346	(17,022)	-14.3%
Total net sales	$191,209	$247,526	$(56,317)	-22.8%

Fiscal 2023 Net Sales Compared with Fiscal 2022

Total net sales decreased $56.3 million, or 22.8%, from the prior fiscal year.

Net sales in our e-commerce channel decreased $10.2 million, or 10.5%, from the prior fiscal year, primarily as a result of lower net sales to the world’s largest e-commerce retailer because of reduced demand primarily in our shooting sports category as well as their efforts to reduce their overall inventory. The lower net sales to our online retailers were partially offset by a 76.0% increase in our direct-to-consumer net sales over the prior year, primarily in our outdoor lifestyle products, which also include sales resulting from the acquisition of Grilla Grills. We believe the increase in our direct-to-consumer net sales represents the demand for our products in the market that are not typically hindered by retailer inventory management. Our brands that are only sold on our direct-to-consumer websites represented $24.4 million, or 28.0%, of fiscal 2023 total e-commerce channel net sales, which includes net sales from a business acquisition completed in the prior fiscal year.

Net sales in our traditional channels decreased $46.1 million, or 30.7%, from the prior fiscal year, primarily because of lower net sales for most of our products as a result of decreased orders from retailers, which we believe was caused by a combination of lower foot traffic because of less discretionary consumer spending and retailers’ efforts to reduce their overall inventory levels. In addition, lower net sales of our shooting sports products to our OEM customers resulted in lower traditional channel net sales from the prior fiscal year. We also believe the decrease in traditional channel net sales was a result of a build in traditional channel inventories of our products during the first fiscal quarter last year as certain customers accelerated their purchases to offset the possibility of delays caused by global supply chain disruptions. Our international net sales declined primarily because of reduced demand for our shooting sports products and timing of customer shipments.

New products, defined as any new SKU introduced over the prior two fiscal years, represented 25.5% of net sales for fiscal 2023 compared to 25.8% of net sales for fiscal 2022. We have a history of introducing over 200 new SKUs each year, the majority of which are introduced late in our third fiscal quarter.

Our order backlog as of April 30, 2023 was $7.0 million, or $3.3 million higher than at the end of fiscal 2022. Although we generally fulfill the majority of our order backlog, we allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2023 Cost of Sales and Gross Profit Compared with Fiscal 2022

Gross margin for fiscal 2023 decreased 10 basis points from the prior fiscal year, primarily because of lower sales volumes, product and customer mix, increased promotional product discounts that are consistent with pre-pandemic promotional discount levels, and increased expense related to provisions on inventory, partially offset by lower freight and tariff expenses from the planned reduction in inventory purchases and new product introductions that typically have higher gross margins.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$6,361	$5,501	$860	15.6%
Selling, marketing, and distribution	51,791	56,168	(4,377)	-7.8%
General and administrative	42,612	41,244	1,368	3.3%
Impairment of long-lived assets	—	67,849	(67,849)	-100.0%
Total operating expenses	$100,764	$170,762	$(69,998)	-41.0%
% of net sales	52.7%	69.0%

Fiscal 2023 Operating Expenses Compared with Fiscal 2022

Excluding the impact of our non-cash goodwill impairment charge recorded during fiscal 2022, operating expenses in fiscal 2023 decreased $2.1 million compared with the prior fiscal year. Research and development expenses increased $860,000, primarily from increased consulting expenses; higher depreciation expense from new product tooling; and increased compensation-related expenses from additional headcount. Selling, marketing, and distribution expenses decreased $4.4 million, primarily because of lower sales volume-related expenses, lower advertising expenses, and reduced facility-related costs as a result of consolidating the Crimson Trace and Grilla operations into our headquarters in Columbia, Missouri. General and administrative expenses increased $1.4 million compared with the prior fiscal year primarily because of $1.2 million of legal and advisory fees associated with the completed cooperation agreement with a stockholder and $461,000 of increased standalone expenses, such as our information technology infrastructure costs, subscription and software costs, and insurance premium costs, partially offset by lower employee compensation-related expenses.

Operating Loss

The following table sets forth certain information regarding operating loss for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating (loss)/income	$(12,700)	$(56,523)	$43,823	-77.5%
% of net sales (operating margin)	-6.6%	-22.8%

Fiscal 2023 Operating Income Compared with Fiscal 2022

Excluding our non-cash goodwill impairment charge in fiscal 2022, we had a decrease of $24.0 million in operating income from the prior fiscal year. Operating income decreased primarily because of lower sales volumes and gross profit mentioned above.

Interest Expense, Net

The following table sets forth certain information regarding interest expense, net for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Interest expense, net	$(761)	$(324)	$(437)	134.9%

Interest expense, net increased $437,000 from the prior fiscal year because of interest to service our borrowings on our revolving line of credit during fiscal 2023. We borrowed $25.0 million in March 2022 to help fund the acquisition of Grilla Grills in the prior fiscal year. We had $5.0 million of borrowings on our revolving line as of April 30, 2023.

Income Taxes

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax (benefit)/expense	$(249)	$9,344	$(9,593)	-102.7%
% of income from operations (effective tax rate)	2.0%	-16.8%		18.8%

We recorded an income tax benefit of $249,000 for fiscal 2023 because of lower operating profit compared to income tax expense of $9.3 million for fiscal 2022. Fiscal 2023 income tax benefit was primarily because of recording return to provision adjustments relating to the Federal and State tax returns filed for the prior fiscal year and the impact of refundable state tax credits. Fiscal 2022 income tax expense was primarily due to recording a full valuation allowance against our deferred tax assets. The effective tax rates were 2.0% and (16.8%) for fiscal 2023 and 2022, respectively. Excluding the impact of the non-cash goodwill impairment charges and establishing the full valuation allowance against our deferred taxes, our effective tax rate for the fiscal year ended April 30, 2022 was 19.6%.

Net Loss

The following table sets forth certain information regarding net loss and the related per share data for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net loss	$(12,024)	$(64,880)	$52,856	-81.5%
Net loss per share
Basic	$(0.90)	$(4.66)	$3.76	-80.7%
Diluted	$(0.90)	$(4.66)	$3.76	-80.7%

Fiscal 2023 Net Loss Compared with Fiscal 2022

We had a net loss of $12.0 million, or ($0.90) per diluted share in fiscal 2023. Excluding our non-cash goodwill impairment charge and related income tax effect in fiscal 2022, we had net income of $9.9 million, or $0.71 per diluted share. The decrease in net income from the prior fiscal year was primarily because of lower sales volumes and gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	For the Years Ended April 30,
	2023	2022
	(Unaudited)
GAAP net loss	$(12,024)	$(64,880)
Interest expense	761	324
Income tax (benefit)/expense	(249)	9,344
Depreciation and amortization	16,048	16,967
Stock compensation	4,050	2,812
Goodwill impairment	—	67,849
Technology implementation	2,138	1,948
Fair value inventory step-up	—	27
Acquisition costs	47	599
Facility consolidation costs	866	—
Stockholder cooperation agreement costs	1,177	—
Other	—	40
Non-GAAP Adjusted EBITDAS	$12,814	$35,030

Liquidity and Capital Resources

Historically, we have generated strong annual cash flow from operating activities. We have generated $45.5 million of cash from operating activities since the Separation in fiscal 2021. Our ability to fund our operating needs depends on our future ability to continue to generate positive cash flow from operations and obtain financing on acceptable terms. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs. We also believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75.0 million credit facility. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the capital needed to operate as an independent publicly traded company, enhancements to our enterprise resource planning systems, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $22.0 million and $19.5 million of cash equivalents on hand as of April 30, 2023 and 2022, respectively.

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hiring additional employees; funding growth strategies, including any potential acquisitions; repaying our $5.0 million of borrowings under our revolving line of credit and any indebtedness we may incur over time; and repurchasing our common stock under our existing authorized repurchase programs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$30,706	$(17,953)	$48,659	-271.0%
Investing activities	(4,826)	(33,588)	28,762	-85.6%
Financing activities	(23,451)	10,261	(33,712)	-328.5%
Total cash flow	$2,429	$(41,280)	$43,709	-105.9%

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash generated in operating activities was $30.7 million for fiscal 2023 compared with cash usage of $18.0 million for the prior fiscal year. Cash generated in operating activities for fiscal 2023 was primarily impacted by $21.9 million of reduced inventory as a result of a planned reduction of inventory purchases during fiscal 2023 and a decrease in accounts receivable of $2.0 million as a result of lower sales volumes and timing of customer shipments. The cash generated in fiscal 2023 was partially offset by $1.3 million of reduced accounts payable due to timing of inventory shipments and $2.0 million of lower accrued payroll, incentives, and profit sharing primarily because of lower management incentive accruals.

We expect our inventory balance to increase in our first quarter of fiscal 2024 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year. Despite the expected increase in our first quarter of fiscal 2024, we expect our overall inventory balance to decline by the end of fiscal 2024 as compared to our inventory balance as of April 30, 2023.

Investing Activities

Cash used in investing activities was $4.8 million for fiscal 2023 compared with cash usage of $33.6 million for the prior fiscal year. This decrease was primarily because of the $27.0 million used to acquire Grilla Grills during fiscal 2022. We have incurred capital expenditures in fiscal 2023 and 2022 related to the development and implementation of our independent information technology infrastructure, including our new enterprise resource planning system, D365. We recorded spending of $2.0 million and $3.9 million of capital expenditures for fiscal 2023 and 2022, respectively, related to our development and implementation of our independent information technology infrastructure.

Financing Activities

Cash used in financing activities was $23.5 million in fiscal 2023 compared with cash provided by financing activities of $10.3 million in the prior fiscal year. Cash used in financing activities in fiscal 2023 was because of $20.2 million of payments on our revolving line of credit and $3.5 million of payments to repurchase our common stock under our authorized stock repurchase program. Cash provided by financing activity in fiscal 2022 was primarily from $25.2 million borrowings on our revolving line of credit used to acquire Grilla Grills, offset by $15.0 million to repurchase our common stock under an authorized stock repurchase program.

Credit Facility

On August 24, 2020, we entered into a five-year financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets, maturing five years from the start date, with available borrowings determined by a borrowing base calculation. The revolving line included an option to increase the credit commitment for an additional $15.0 million. The revolving line bore interest at a fluctuating rate equal to the Base Rate or LIBOR, as applicable, plus the applicable margin.

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

As of April 30, 2023, we had $5.0 million of borrowings outstanding on the revolving line of credit, which bore interest at 6.05%, equal to SOFR plus the applicable margin.

Inflation

We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors, such as increased interest rates and increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Although we do not believe that inflation had a material impact on us during fiscal 2023, increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.

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

Valuation of Goodwill and Long-lived Intangible Assets

As of April 30, 2023 and 2022, we had no goodwill recorded on our consolidated balance sheet. In the instance we have recorded goodwill, we test goodwill for impairment on an annual basis on each February 1 and between annual tests if indicators of potential impairment exist.

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

We have reviewed the provisions of Accounting Standard Codification, or ASC, 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.

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

We determined in the prior fiscal period that it was more likely than not that the benefit from our net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. In the current fiscal year, we continued to maintain a full valuation allowance based on the assessment that it is more likely than not that the benefit from our net deferred tax assets will not be realized. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2023 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$5,000	$—	$—	$5,000	$—
Interest on debt	1,563	399	798	366	—
Operating lease obligations	37,541	2,251	4,419	4,445	26,426
Purchase obligations	35,691	35,691	—	—	—
Total obligations	$79,795	$38,341	$5,217	$9,811	$26,426

As of April 30, 2023, we had $5.0 million of borrowings outstanding on our revolving line of credit. We are required to make interest payments for the unused portion of our revolving line of credit in accordance with the financing arrangement. Future unused loan fee obligations are not included above, which could accumulate up to approximately $185,000 per year, under certain circumstances, until the maturity date in fiscal 2026.

Interest on debt is based on outstanding debt as of April 30, 2023, and includes debt issue costs to be amortized over the life of the financing arrangement. The interest rate used to calculate was 6.1% as of April 30, 2023. See Note 10, Debt, for additional information.

Operating lease obligations represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included above. See Note 4, Leases, for additional information.

Purchase obligations represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2023 related to inventory purchases. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $75.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or SOFR, as applicable, plus the applicable margin. As of April 30, 2023, we had $5.0 million of borrowings outstanding under the revolving line of credit.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2023.

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Inherent Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and we are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control over Financial Reporting

During our most recent fiscal quarter ended April 30, 2023, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system, D365, for one of our subsidiaries that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The new ERP system for one of our subsidiaries replaced our legacy system in which a significant portion of our business transactions originate, are processed, and recorded. We have now transitioned all of our subsidiaries to D365. D365 is intended to provide us with enhanced transactional processing and management tools compared with our legacy system and is intended to enhance internal controls over financial reporting. We believe D365 will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Other than the change to our ERP system for one of our subsidiaries, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated and Combined Financial Statements are listed in the Index to Consolidated and Combined Financial Statements on page F-1 of this report.

(b) Exhibits

			riIncorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

2.1		Separation and Distribution Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	2.1	8/26/2020

3.1		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2		Second Amended and Restated Bylaws	8-K	3.2(a)	9/27/2021

4.2		Description of Securities	10-K	4.2	7/15/2021

10.1	*	Transition Services Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.1	8/26/2020

10.2	*	Tax Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.2	8/26/2020

10.3	*	Employee Matters Agreement, dated as of August 21, 2020, by and between Smith & Wesson Brands, Inc. and the Registrant	8-K	10.3	8/26/2020

10.4	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant	8-K	10.4	8/26/2020

10.5	*	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and the Registrant	8-K	10.5	8/26/2020

10.6	*	Assignment and Assumption of Lease Agreement, dated as of January 31, 2023, by and between Smith & Wesson Sales Company (f/k/a Smith & Wesson Corp.) and the Registrant, and consented to by Smith & Wesson Brands, Inc.	8-K	10.1	2/1/2023

10.7	*	Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.	8-K	10.2	2/1/2023

10.8	*	First Amendment to Lease Agreement, dated October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation	8-K	10.3	2/1/2023

10.9	*	Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.), and American Outdoor Brands Corporation	8-K	10.4	2/1/2023

10.10	*	Supply Agreement, dated as of August 24, 2020, by and between Crimson Trace Corporation, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.6	8/26/2020

10.11	*	Supply Agreement, dated as of August 24, 2020, by and between AOB Products Company, a wholly owned subsidiary of the Registrant, as Supplier, and Smith & Wesson Inc.	8-K	10.7	8/26/2020

10.12	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.13	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.14	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.10	8/26/2020

10.15	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.16	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.17	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.18	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.19		Form of Indemnification Agreement entered into between the Registrant and the following directors and executive officers: As of August 24,2020 with Brian D. Murphy, H. Andrew Fulmer, Mary E. Gallagher, Gregory J. Gluchowski, Jr., Barry M. Monheit, and I. Marie Wadecki	8-K	10.15	8/26/2020

10.20		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

10.21		Amendment No. 1 to Loan and Security Agreement, dated as of March 25, 2022, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/28/2022

10.22		Cooperation Agreement, dated August 7, 2022, by and among the Engine Group and the Registrant	8-K	10.1	8/8/2022

10.23		First Amendment to Cooperation Agreement, dated May 24, 2023, by and among the Engine Group and the Registrant	8-K	10.1	5/26/2023

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President and Chief Executive Officer (Principal Executive Officer)	June 28, 2023
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	June 28, 2023
H. Andrew Fulmer
/s/ Barry M. Monheit	Chairman of the Board	June 28, 2023
Barry M. Monheit

/s/ Bradley T. Favreau	Director	June 28, 2023
Bradley T. Favreau

/s/ Mary E. Gallagher	Director	June 28, 2023
Mary E. Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	June 28, 2023
Gregory J. Gluchowski, Jr.

/s/ Luis G. Marconi	Director	June 28, 2023
Luis G. Marconi

/s/ I. Marie Wadecki	Director	June 28, 2023
I. Marie Wadecki

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Outdoor Brands, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2023 and 2022, the related consolidated and combined statements of operations and comprehensive (loss)/income, equity, and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, Connecticut

June 28, 2023

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2023	April 30, 2022
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,950	$19,521
Accounts receivable, net of allowance for credit losses of $125 on April 30, 2023 and $129 on April 30, 2022	26,846	28,879
Inventories	99,734	121,683
Prepaid expenses and other current assets	7,839	8,491
Income tax receivable	1,251	1,231
Total current assets	157,620	179,805
Property, plant, and equipment, net	9,488	10,621
Intangible assets, net	52,021	63,194
Right-of-use assets	24,198	23,884
Other assets	260	336
Total assets	$243,587	$277,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,544	$13,563
Accrued expenses	8,741	7,853
Accrued payroll, incentives, and profit sharing	1,813	3,786
Lease liabilities, current	904	1,803
Total current liabilities	23,002	27,005
Notes and loans payable	4,623	24,697
Lease liabilities, net of current portion	24,064	23,076
Other non-current liabilities	34	31
Total liabilities	51,723	74,809
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,447,149 shares issued and 13,233,151 shares outstanding on April 30, 2023 and 14,240,290 shares issued and 13,403,326 shares outstanding on April 30, 2022	14	14
Additional paid in capital	272,784	268,393
Retained deficit	(62,375)	(50,351)
Treasury stock, at cost (1,213,998 shares on April 30, 2023 and 836,964 shares on April 30, 2022)	(18,559)	(15,025)
Total equity	191,864	203,031
Total liabilities and equity	$243,587	$277,840

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	For the Years ended April 30,
	2023	2022	2021
	(In thousands, except per share data)
Net sales (including $2.4 million of related party sales for the four months of our fiscal year 2021 prior to the Separation)	$191,209	$247,526	$276,687
Cost of sales	103,145	133,287	149,859
Gross profit	88,064	114,239	126,828
Operating expenses:
Research and development	6,361	5,501	5,378
Selling, marketing, and distribution	51,791	56,168	56,773
General and administrative	42,612	41,244	41,182
Goodwill impairment	—	67,849	—
Total operating expenses	100,764	170,762	103,333
Operating (loss)/income	(12,700)	(56,523)	23,495
Other income, net:
Other income, net	1,188	1,311	497
Interest (expense)/income, net	(761)	(324)	300
Total other income, net	427	987	797
(Loss)/income from operations before income taxes	(12,273)	(55,536)	24,292
Income tax (benefit)/expense	(249)	9,344	5,887
Net (loss)/income/comprehensive (loss)/income	$(12,024)	$(64,880)	$18,405
Net (loss)/income per share:
Basic	$(0.90)	$(4.66)	$1.31
Diluted	$(0.90)	$(4.66)	$1.29
Weighted average number of common shares outstanding:
Basic	13,372	13,930	13,997
Diluted	13,372	13,930	14,225

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock		Former Net Parent	Additional		Treasury Stock
	Shares	Amount	Company Investment	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2020	—	$—	$224,098	$—	$—	—	$—	$224,098
Net income	—	—	3,876	—	14,529	—	—	18,405
Stock-based compensation	—	—	—	2,486	—	—	—	2,486
Shares issued under employee stock purchase plan	35	—	—	386	—		—	386
Issuance of common stock under restricted stock unit awards, net of tax	49	—	—	(33)	—	—	—	(33)
Net transfers from former Parent	—	—	34,563	—	—	—	—	34,563
Issuance of common stock and reclassification of former net parent company investment	13,975	14	(262,537)	262,523	—	—	—	—
Balance at April 30, 2021	14,059	$14	$—	$265,362	$14,529	—	$—	$279,905
Net loss	—	—	—	—	(64,880)	—	—	(64,880)
Stock-based compensation	—	—	—	2,812	—	—	—	2,812
Shares issued under employee stock purchase plan	77	—	—	870	—	—	—	870
Proceeds from exercise of stock options	3	—	—	5	—		—	5
Issuance of common stock under restricted stock unit awards, net of tax	101	—	—	(656)	—	—	—	(656)
Repurchase of treasury stock	—	—	—	—	—	837	(15,025)	(15,025)
Balance at April 30, 2022	14,240	$14	$—	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	—	(12,024)	—	—	(12,024)
Stock-based compensation	—	—	—	4,050	—	—	—	4,050
Shares issued under employee stock purchase plan	90	—	—	656	—	—	—	656
Issuance of common stock under restricted stock unit awards, net of tax	117	—	—	(315)	—	—	—	(315)
Repurchase of treasury stock	—	—	—	—	—	377	(3,534)	(3,534)
Balance at April 30, 2023	14,447	$14	$—	$272,784	$(62,375)	1,214	$(18,559)	$191,864

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(12,024)	$(64,880)	$18,405
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	16,511	16,967	19,827
Loss on sale/disposition of assets	94	161	107
(Benefit from)/provision for credit losses on accounts receivable	(11)	17	(48)
Goodwill impairment	—	67,849	—
Deferred income taxes	—	6,683	(3,103)
Stock-based compensation expense	4,050	2,812	2,910
Changes in operating assets and liabilities:
Accounts receivable	2,044	8,591	(2,343)
Inventories	21,949	(41,431)	(14,297)
Prepaid expenses and other current assets	652	(1,393)	(5,816)
Income taxes	(20)	(1,082)	(45)
Accounts payable	(1,308)	(4,521)	7,632
Accrued payroll, incentives, and profit sharing	(1,973)	(4,921)	6,467
Right of use assets	1,645	1,650	1,337
Accrued expenses	888	(2,140)	3,691
Other assets	76	(279)	9
Lease liabilities	(1,870)	(1,831)	(1,543)
Other non-current liabilities	3	(205)	130
Net cash provided by/(used in) operating activities	30,706	(17,953)	33,320
Cash flows from investing activities:
Acquisition of businesses	—	(27,000)	—
Payments to acquire patents and software	(3,555)	(3,191)	(558)
Proceeds from sale of property and equipment	30	—	—
Payments to acquire property and equipment	(1,301)	(3,397)	(3,623)
Net cash used in investing activities	(4,826)	(33,588)	(4,181)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	25,170	—
Payments on notes and loans payable	(20,170)	—	—
Payments to acquire treasury stock	(3,534)	(15,025)	—
Net transfers from former parent	—	—	31,485
Cash paid for debt issuance costs	(88)	(103)	(410)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	656	875	386
Payment of employee withholding tax related to restricted stock units	(315)	(656)	(33)
Net cash (used in)/provided by financing activities	(23,451)	10,261	31,428
Net increase/(decrease) in cash and cash equivalents	2,429	(41,280)	60,567
Cash and cash equivalents, beginning of period	19,521	60,801	234
Cash and cash equivalents, end of period	$21,950	$19,521	$60,801
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$761	$125	$111
Income taxes (net of refunds)	$(73)	$3,819	$7,951

The accompanying notes are an integral part of these consolidated and combined financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2023	2022	2021
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$411	$1,277	$254
Non-cash transfers to/from former parent	—	—	1,398
Changes in right of use assets for operating lease obligations	1,959	158	23,940
Changes in lease liabilities for operating lease obligations	1,959	158	23,940
Charges of debt issuance costs included in accrued expenses	—	89	—

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

Description of Business

We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, or Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center. In focusing on the growth of our brands, we organize our creative, product development, sourcing, and e-commerce teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

•
Our Adventurer brands include products that help enhance consumers’ fishing, outdoor cooking, and camping experiences.
•
Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.
•
Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•
Our Defender brands include products that are used by consumers in situations that require self-defense and products that help safely secure and store as well as maintain connectivity to those possessions that many consumers consider to be high value or high consequence.

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

Principles of Consolidation

The accompanying consolidated and combined financial statements include the accounts of our company and our wholly owned subsidiaries, including AOB Products Company, or AOBPC (formerly Battenfeld Technologies, Inc., or BTI), BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or ust, and AOB Consulting (Shenzhen), Co., LTD. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in equity, and cash flows at April 30, 2023, 2022, and 2021 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Estimated Credit Losses

We record trade accounts receivable at net realizable value that include estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks, and returns as discussed under Revenue Recognition. We extend credit to our domestic customers and some foreign distributors based on their creditworthiness. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for credit loss accounts.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2023, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other (loss)/income, net on our consolidated and combined statement of operations.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost on the first-in, first-out method and net of discounts or rebates received from vendors. Provisions for potential non-saleable inventory due to excess stock or obsolescence are based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment

We record property, plant, and equipment, consisting of leasehold improvements, machinery, equipment, hardware, furniture, and fixtures at cost and depreciate them using the straight-line method over their estimated useful lives. We recognize depreciation expense for leasehold improvements over the shorter of their estimated useful lives or the lease terms, and include them in depreciation and amortization expense. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement, or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Machinery and equipment	2 to 10 years
Computer and other equipment	2 to 7 years
Leasehold improvements	10 to 20 years

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

Intangible Assets

We record intangible assets at cost or based on the fair value of the assets acquired. Intangible assets consist of developed software and technology, customer relationships, trademarks, trade names, and patents. We amortize intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

Valuation of Goodwill and Long-lived Assets

As of April 30, 2023 and 2022, we had no goodwill recorded on our consolidated balance sheet. In the instance we have recorded goodwill, we test goodwill for impairment, in accordance with ASC 350, Intangibles Goodwill and Other, on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of our valuation date in fiscal 2022, we had $64.3 million of goodwill. During the annual impairment review process, we performed a step one analysis to assess the recoverability of our goodwill. The step one analysis estimates the fair value of our reporting unit and compares it to the carrying value of the reporting unit, including goodwill, to assess whether impairment is present. We estimated the fair value of our operating unit using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating unit. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value. We completed a step one analysis as of February 1, 2022, and concluded there were no indicators of impairment.

On April 30, 2022, the decline in our stock price and market capitalization indicated a reduction of the fair value of our reporting unit. We determined this decline to be a triggering event, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values and required us to complete an additional step one analysis. Given the volatility in the financial markets, we believed a market participant would determine that the income approach would be a more prominent metric for determining the fair value of our operating unit and thus we used a 75% weighting on the income approach and a 25% weighting on the market approach when valuing our operating unit. As of our interim valuation date in the prior year, we had $67.8 million of goodwill. Based on the results of the evaluation, we recorded a non-cash impairment charge of our entire $67.8 million goodwill balance during our fourth quarter of fiscal 2022.

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

We have reviewed the provisions of Accounting Standards Codification, or ASC, 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We evaluate the recoverability of long-lived assets on an annual basis on February 1 or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. There was no indication of impairment of our long-lived assets in fiscal 2023. Based on the triggering event noted above, we evaluated the recoverability of our long-lived assets on April 30, 2022. Based on the results of this evaluation, on an undiscounted cash flow basis, there was no indications of impairment of our long-lived assets.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.

Business Combinations

We allocate the purchase price, including any contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our own assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable. As a result, these estimates and assumptions may require adjustment in the future if actual results differ from our estimates.

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) a payment obligation, (ii) physical possession of goods has been received, (iii) legal title to goods has passed, (iv) risks and rewards of ownership of goods has passed to the customer, and (v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer. Revenue recorded excludes sales tax charged to retail customers as we are considered a pass-through conduit for collecting and remitting sales taxes.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
e-commerce channels	$87,219	$97,418	$(10,199)	-10.5%	$108,726
Traditional channels	103,990	150,108	(46,118)	-30.7%	167,961
Total net sales	$191,209	$247,526	$(56,317)	-22.8%	$276,687

Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that operate primarily out of physical brick and mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Domestic net sales	$182,299	$234,803	$(52,504)	-22.4%	$267,573
International net sales	8,910	12,723	(3,813)	-30.0%	9,114
Total net sales	$191,209	$247,526	$(56,317)	-22.8%	$276,687

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the fiscal years ended April 30, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	$ Change	% Change	2021
Shooting sports	$88,885	$128,180	$(39,295)	-30.7%	$165,341
Outdoor lifestyle	102,324	119,346	(17,022)	-14.3%	111,346
Total net sales	$191,209	$247,526	$(56,317)	-22.8%	$276,687

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

Advertising

We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $11.9 million, $13.3 million, and $14.4 million in fiscal 2023, 2022, and 2021, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

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

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

	April 30, 2023	April 30, 2022	April 30, 2021
Beginning balance	786	717	336
Warranties issued and adjustments to provisions	1,419	399	1,083
Warranties assumed in acquisition	—	150	—
Warranty claims	(1,239)	(480)	(702)
Ending balance	966	786	717

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

Self-Insurance

We record our liability for estimated incurred losses, related to our self-insured group health insurance program, based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. See Note 12 - Self-Insurance Reserves for more information.

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

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. There were no shares excluded from the computation of diluted earnings per share for the fiscal years ended April 30, 2023 and 2022, respectively. After the Separation, the weighted-average number of common shares outstanding for basic and diluted earnings per share for the fiscal year ended April 30, 2021 was based on the weighted-average number of actual common shares outstanding assuming the number of shares of AOUT common stock outstanding on August 24, 2020 had been outstanding at the beginning of the fiscal year ended April 30, 2021.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted (loss)/earnings per common share (in thousands, except per share data):

	For the Years Ended April 30,
	2023			2022			2021
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount	Income	Shares	Amount
Basic (loss)/earnings	$(12,024)	13,372	$(0.90)	$(64,880)	13,930	$(4.66)	$18,405	13,997	$1.31
Effect of dilutive stock awards	—	—	—	—	—	—	—	228	(0.02)
Diluted (loss)/earnings	$(12,024)	13,372	$(0.90)	$(64,880)	13,930	$(4.66)	$18,405	14,225	$1.29

Stock-Based Compensation

Our stock-based compensation awards consist of stock options, performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period, which generally vest annually in four-year tranches, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated and combined statements of operations and comprehensive income/(loss). Prior to the Separation, the combined statements of operations and comprehensive income/(loss) also include an allocation of our former parent's corporate and shared employee stock-based compensation expenses. See Note 13 – Stock-Based Compensation for additional information.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We determined in the prior fiscal year that is more likely than not that the benefit from the Company’s net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. Our assessment involved estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

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

For the fiscal year ended April 30, 2023, 2022, and 2021, respectively, one of our customers accounted for more than 10% of our net sales, accounting for $48.4 million, or 25.4%, $68.7 million, or 27.8%, and $76.3 million, or 27.6%, of our fiscal 2023, 2022, and 2021 net sales, respectively.

As of April 30, 2023 and 2022, respectively, one of our customers exceeded 10% or more of our accounts receivable, accounting for $10.4 million, or 39.2%, and $8.8 million, or 30.6%, of our fiscal 2023 and 2022 accounts receivable, respectively. We are not aware of any issues with respect to relationships with any of our top customers.

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

In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR), or any other reference rate expected to be discontinued. As a result of the amendment to the revolving line of credit agreement, see Note 10 - Debt, which uses SOFR as an interest rate option instead of LIBOR to calculate the applicable interest rate, the new guidance does not have a material impact on our consolidated and combined financial statements and related disclosures.

3. Acquisitions:

Grilla Grills Acquisition

In fiscal 2022, we acquired substantially all of the assets of the Grilla Grills business of Fahrenheit Technologies, Inc., or FTI, for $27 million, financed using a combination of existing cash balances and cash from a $25 million draw on our revolving line of credit. Grilla is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the consideration transferred over the estimated fair value of the net assets received was recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. The assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. During the year ended April 30, 2022, we increased goodwill by $3.5 million as a result of valuations related to the Grilla Grills acquisition, which was subsequently written off as we recorded a full impairment of our goodwill on April 30, 2022. The goodwill related to the Grilla Grills acquisition is deductible for tax purposes. The valuation of the assets acquired, and liabilities assumed in the Grilla Grills acquisition is complete.

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
$27,000

We recorded $646,000 of acquisition-related costs, including $47,000 of acquisition-related costs incurred in fiscal 2023, which were recorded in general and administrative expenses. Grilla generated $15.0 million and $2.6 million of net sales in fiscal 2023 and fiscal 2022, respectively.

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

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2020 (in thousands, except per share data):

	For the Year Ended April 30, 2022	For the Year Ended April 30, 2021
Net sales	$259,647	$290,267
Income from operations	10,050	23,959
Net income per share - diluted	0.58	1.33

The unaudited pro forma income from operations for the years ended April 30, 2022 and 2021 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2020, or the results that may be achieved in future periods.

4. Leases

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The amounts of assets and liabilities related to our operating leases as of April 30, 2023 are as follows (in thousands):

	April 30, 2023	April 30, 2022
Operating Leases
Right-of-use assets	$26,999	$27,475
Accumulated amortization	(2,801)	(3,591)
Right-of-use assets, net	$24,198	$23,884

Lease liabilities, current portion	$904	$1,803
Lease liabilities, net of current portion	24,064	23,076
Total operating lease liabilities	$24,968	$24,879

During the fiscal year ended April 30, 2023, we recorded $4.0 million of operating lease costs, of which $132,000 related to short-term leases. During the fiscal year ended April 30, 2022, we recorded $3.9 million of operating lease costs, of which $218,000 related to short-term leases. As of April 30, 2023, our weighted average lease term and weighted average discount rate for our operating leases was 15.6 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

During the fiscal year ended April 30, 2023, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the fiscal year ended April 30, 2023, we recorded a right-of-use asset and lease liability of $1.9 million.

During the fiscal year ended April 30, 2023, an operating lease for warehouse and office space in Wilsonville, Oregon expired.

During the fiscal year ended April 30, 2023, we entered into an Assignment and Assumption of Lease Agreement (the "Assignment Agreement") with our former parent company and RCS - S&W Facility, LLC to obtain the rights of lease to the entire facility in Columbia, Missouri, subject to certain conditions. For more information, refer to Note 16 - Commitments and Contingencies.

During the fiscal year ended April 30, 2023, an operating lease for a separate location in Columbia, Missouri expired.

Future lease payments for all our operating leases as of April 30, 2023, and for succeeding fiscal years, are as follows (in thousands):

Operating
2024	$2,251
2025	2,241
2026	2,178
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	37,541
Less amounts representing interest	(12,573)
Present value of lease payments	24,968
Less current maturities of lease liabilities	(904)
Long-term maturities of lease liabilities	$24,064

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended April 30, 2023, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.9 million. During the fiscal year ended April 30, 2022, the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $1.8 million.

5. Inventory

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023	April 30, 2022
Finished goods	$90,906	$110,650
Finished parts	2,818	4,353
Work in process	66	194
Raw material	5,944	6,486
Total inventories	$99,734	$121,683

Certain of our suppliers in Asia require deposits to procure our inventory products prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. For the fiscal years ended April 30, 2023 and 2022, we have recorded $4.3 million and $3.9 million, respectively, in prepaid expenses and other current assets on our consolidated balance sheet.

6. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023	April 30, 2022
Machinery and equipment	$17,678	$17,664
Computer and other equipment	1,865	2,095
Leasehold improvements	316	2,364
	19,859	22,123
Less: Accumulated depreciation and amortization	(11,229)	(12,635)
	8,630	9,488
Construction in progress	858	1,133
Total property, plant, and equipment, net	$9,488	$10,621

Depreciation expense for the fiscal years ended April 30, 2023, 2022, and 2021 was $2.7 million, $2.3 million, and $3.0 million, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles, by line item for the fiscal years ended April 30, 2023, 2022, and 2021 (in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Cost of sales	$1,429	$1,299	$1,016
Research and development	415	203	43
Selling, marketing, and distribution	362	510	114
General and administrative (a)	14,305	14,955	18,653
Total depreciation and amortization	$16,511	$16,967	$19,826

(a)
General and administrative expenses included $13.6 million, $14.4 million, and $16.8 million of amortization for the fiscal years ended April 30, 2023, 2022, and 2021, respectively, which were recorded as a result of our acquisitions.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7. Intangible Assets

The following table summarizes intangible assets as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023			April 30, 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(74,035)	$15,945	$89,980	$(67,955)	$22,025
Developed software and technology	31,022	(21,978)	9,044	25,812	(19,395)	6,417
Patents, trademarks, and trade names	68,943	(44,042)	24,901	68,663	(39,030)	29,633
	189,945	(140,055)	49,890	184,455	(126,380)	58,075
Patents and software in development	1,701	—	1,701	4,689	—	4,689
Total definite-lived intangible assets	191,646	(140,055)	51,591	189,144	(126,380)	62,764
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$192,076	$(140,055)	$52,021	$189,574	$(126,380)	$63,194

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $13.7 million, $14.5 million, and $16.8 million for the fiscal years ended April 30, 2023, 2022, and 2021, respectively.

The following table represents future expected amortization expense as of April 30, 2023 (in thousands):

Fiscal	Amount
2024	$13,614
2025	9,312
2026	8,097
2027	5,753
2028	4,463
Thereafter	8,651
Total	$49,890

We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2023, 2022, and 2021, respectively, excluding the goodwill adjustments noted below.

8. Goodwill

Changes in goodwill are summarized as follows (in thousands):

Total Goodwill
Balance as of April 30, 2021	$64,315
Adjustments	—
Acquisitions	3,534
Goodwill impairment	(67,849)
Balance as of April 30, 2022	—
Adjustments	—
Balance as of April 30, 2023	$—

As of April 30, 2023, we have accumulated $177.2 million of goodwill impairment charges since fiscal 2015 which includes all of our accumulated goodwill to date. Refer to Note 2 – Summary of Significant Accounting Policies for more details relating to these impairments.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

9. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2023 and 2022 (in thousands):

	April 30, 2023	April 30, 2022
Accrued sales allowances	$2,453	$2,392
Accrued freight	1,962	1,253
Accrued professional fees	1,106	951
Accrued commissions	1,072	1,175
Accrued warranty	966	786
Accrued employee benefits	568	312
Accrued taxes other than income	346	718
Accrued other	268	266
Total accrued expenses	$8,741	$7,853

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

As of April 30, 2023, we had $5.0 million of borrowings outstanding on the revolving line of credit, which bore interest at 6.05%, equal to SOFR plus the applicable margin. The proceeds from the borrowings on our revolving line of credit were used to purchase the Grilla Grills branded products from FTI in fiscal 2022.

In fiscal 2023, we executed an irrevocable standby letter of credit for $1.7 million to collateralize duty drawback bonds. During the fiscal year ended April 30, 2023, no amounts have been drawn on the letter of credit.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $22.0 million as of April 30, 2023 and $19.5 million as of April 30, 2022. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

The carrying value of our revolving line of credit approximated the fair value, as of April 30, 2023, in considering Level 2 inputs within the hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities as of April 30, 2023.

12. Self-Insurance Reserves

During the fiscal year ended April 30, 2023, we transitioned to a self-insured group health insurance program. Prior to this transition, we had fully guaranteed cost group health insurance programs. We are now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. We record our liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity related to self-insurance reserves in the fiscal years ended April 30, 2023 and 2022 (in thousands):

	For the years ended April 30,
	2023	2022
Beginning balance	$29	$33
Additional provisions charged to expense	2,094	—
Payments	(1,727)	(4)
Ending balance	$396	$29

13. Equity

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

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. During the fiscal year ended April 30, 2023, under this authorization, we repurchased 377,034 shares of our common stock, in the open market, for $3.5 million utilizing cash on hand.

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

In connection with the Separation, outstanding and vested awards granted to employees under our former parent’s incentive stock plans were converted into our stock-based awards. Unvested awards held by our employees were converted into our stock-based awards. The ratio used to convert our former parent incentive plan awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation. All performance-based restricted share units, or PSUs, outstanding on the Distribution Date were converted to PSUs using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $711,000 of incremental stock-based compensation expense for our employees to be recognized over the awards' remaining vesting period. As of April 30, 2023, the remaining vesting period was 0.57 years.

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

We recognized $4.1 million and $2.8 million, respectively, of stock-based compensation expense for the fiscal years ended April 30, 2023 and 2022.

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

During the fiscal year ended April 30, 2023, we granted an aggregate of 311,676 service based RSUs, including 52,277 RSUs to executive officers and 259,399 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 52,277 PSUs to our executive officers during fiscal 2023. In addition, in connection with a 2019 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the fiscal year ended April 30, 2023, we cancelled 14,390 RSUs as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2023, we delivered common stock to our employees, including executive officers and directors, with a total market value of $1.5 million.

During the fiscal year ended April 30, 2022, we granted an aggregate of 77,251 service based RSUs, including 28,948 RSUs to executive officers and 48,303 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 26,809 PSUs to our executive officers during fiscal 2022. In addition, in connection with a 2018 grant, we vested 10,800 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the fiscal year ended April 30, 2022, we cancelled 40,929 RSUs, and 24,565 PSUs, as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2022, we delivered common stock to our employees, including executive officers and directors, with a total market value of $3.3 million.

During the fiscal year ended April 30, 2021, we granted an aggregate of 166,319 service based RSUs to executive officers, non-executive officer employees, and directors, and 78,045 PSUs to certain executive officers and employees under our 2020 Incentive Compensation Plan. During the fiscal year ended April 30, 2021, we cancelled 2,994 service based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2021, we delivered common stock to employees and directors under our 2020 Incentive Compensation Plan with a total market value of $891,000.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal years ended April 30, 2023 and 2022 is as follows:

	For the Years Ended April 30,
	2023		2022
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	349,774	$15.93	427,519	$11.67
Awarded	371,153	10.68	114,860	26.92
Vested	(145,958)	12.62	(127,111)	11.57
Forfeited	(14,390)	14.20	(65,494)	15.86
RSUs and PSUs outstanding, end of period	560,579	$13.36	349,774	$15.93

As of April 30, 2023, there was $2.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.1 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal years ended April 30, 2023 and 2022, 89,860 shares and 76,098 shares, respectively, were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the years ended April 30, 2023 and 2022:

	For the years ended April 30,
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — Our employees participate in a contributory defined investment plan, subject to service requirements. Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $500,000, $592,000, and $461,000 for the fiscal years ended April 30, 2023, 2022, and 2021, respectively.

Non-Contributory Profit-Sharing Plan — Our employees participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. We did not contribute to the plan for the fiscal year 2023. For fiscal years 2022 and 2021, we contributed $984,000 and $1.9 million, respectively, which has been recorded in general and administrative costs. Contributions are funded after the fiscal year-end.

15. Income Taxes

Prior to the Separation, income taxes were calculated as if we file income tax returns on a standalone basis. Our U.S. operations and certain of our non-U.S. operations historically have been included in the tax returns of our former parent or its subsidiaries. We believe the assumptions supporting our allocation and presentation of income taxes on a separate return basis were reasonable.

Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Current:
Federal	$(126)	$2,356	$8,356
State	(123)	302	1,085
Foreign	—	3	4
Total current	(249)	2,661	9,445
Deferred:
Deferred federal	—	5,958	(3,222)
Deferred state	—	725	(336)
Total deferred	—	6,683	(3,558)
Total income tax expense/(benefit)	$(249)	$9,344	$5,887

The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated and combined financial statements (in thousands):

	For the Years Ended April 30,
	2023	2022	2021
Federal income taxes expected at the statutory rate (a)	$(2,577)	$(11,663)	$5,101
State income taxes, less federal income tax benefit	(303)	(633)	586
Stock compensation	96	(276)	(83)
Research and development tax credit	(200)	(291)	(288)
Goodwill impairment	—	7,633	—
Change in deferred tax valuation allowance	2,600	14,200	241
Other	135	374	330
Total income tax expense/(benefit)	$(249)	$9,344	$5,887

(a)
We had a federal statutory rate of 21% in fiscal 2023, 2022, and 2021.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2023	April 30, 2022
Non-current tax assets (liabilities):
Inventories	$1,574	$1,594
Accrued expenses, including compensation	1,446	1,805
Product liability	28	29
Workers' compensation	8	7
Warranty reserve	222	147
Stock-based compensation	1,172	801
State bonus depreciation	150	98
Property, plant, and equipment	(2,577)	(1,949)
Intangible assets	11,877	11,817
Right-of Use assets	(5,640)	(5,570)
Right-of Use lease liabilities	5,820	5,803
Capitalized R&D	1,340	—
Other	(15)	(141)
Loss and credit carryforwards	1,636	—
Less valuation allowance	(17,041)	(14,441)
Net deferred tax asset/(liability) — total	$—	$—

As of April 30, 2023, federal and state net operating loss, or NOL, carryforwards were $6.2 million and $2.9 million, respectively, and $200,000 of federal research & development tax credits. The tax-effected deferred tax assets recorded for federal and state NOL carryforwards were $1.3 million and $139,000, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely. The federal research and development credits of $200,000, which, if unused, will expire after April 30, 2043. State NOL carryforwards of $2.3 million, which, if unused, will expire in years April 30, 2033 through April 30, 2043. The remaining $605,000 of the state NOL carryforwards may also be carried forward indefinitely.

There were no federal or state net operating loss carryforwards or credits as of April 30, 2022.

As of April 30, 2023, we continued to maintain a full valuation allowance of $17.0 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. As of April 30, 2022, we had established a full valuation allowance of $14.4 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered.

The income tax provisions (benefit) represent effective tax rates of 2.0%, (16.8%) and 24.2% for the fiscal year ended April 30, 2023, 2022, and 2021, respectively. Excluding the impact of the non-cash goodwill impairment charges, and establishing the full valuation allowance against our deferred taxes, our effective tax rate for the fiscal year ended April 30, 2022 was 19.6%.

U.S. income taxes have not been provided on $302,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

As of April 30, 2023 and 2022, we did not have any gross tax-effected unrecognized tax benefits.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2019. On March 7, 2023, the Internal Revenue Service (“IRS”) initiated an examination of our Federal income tax return filed for the tax period ended April 30, 2021. We have evaluated our income tax positions using the more-likely-than-not threshold in order to determine the amount of tax benefits to be recognized in our consolidated financial statements. We do not anticipate any significant changes to the net amount of Federal income tax for the period under audit, accordingly we have not recorded any related income tax impacts at this time. However, if audit proceedings with the IRS cause us to believe that any our previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefit amount would be derecognized in the first financial reporting period in which that threshold is no longer met.

16. Commitments and Contingencies

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the fiscal years ended April 30, 2023, 2022, and 2021, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Holland, Michigan	July 31, 2023
Shenzhen, China	August 31, 2023
Phoenix, Arizona	April 30, 2024
Chicopee, Massachusetts	May 31, 2025
Columbia, Missouri	December 31, 2038

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, or the Building where we currently sublease approximately 361,000 square feet from our former parent company, or the Sublease. If the conditions precedent set forth in the Assignment Agreement are satisfied, then effective on January 1, 2024, we will no longer be subject to the provisions and terms of the Sublease, but instead we will have use of the entire Building under the Lease. The Lease provides the tenant with an option to expand the Building by up to 491,000 additional square feet. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. Upon the effectiveness of the Lease assignment, the total annual expense under the Lease, including base rent, is estimated at $3.7 million, which represents an incremental $1.3 million above our annual expense under the Sublease, which we expect will be entirely offset by savings from recent facility consolidations and efficiencies gained in our distribution processes. We expect an increase of $12.8 million will be recorded as a right-of-use asset on our consolidated balance sheet, when effective. We also expect to receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term.

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

17. Segment Reporting

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

18. Related Party Transactions

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

Allocation of General Corporate Expenses

Prior to the Separation, the combined statements of operations and comprehensive income/(loss) included expenses for certain centralized functions and other programs provided and administered by our former parent that were charged directly to us. In addition, for purposes of preparing these combined financial statements on a carve-out basis, we have allocated a portion of the former parent's total corporate and selling, marketing, and distribution expenses to us. See Note 1 – Background, Description of Business, and Basis of Presentation for a discussion of the methodology used to allocate corporate-related costs and selling, marketing, and distribution expenses for purposes of preparing these financial statements on a carve-out basis.

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

Net Transfers To and From our former parent

Prior to the Separation, our former parent utilized a centralized approach to cash management and financing its operations. Disbursements were made through centralized accounts payable systems, which were operated by our former parent. Cash receipts were transferred to centralized accounts, which were also maintained by our former parent. As cash was received and disbursed by our former parent, it was accounted for by us through the former parent company investment. Certain related party transactions between us and our former parent have been included within the former parent company investment in the combined balance sheets in the historical periods presented. All notes to and from our former parent were settled in connection with the Separation. The interest income and expense related to the activity with our former parent, which was historically included in our results prior to the Separation, is presented on a net basis in the combined statements of operations and comprehensive income/(loss). Interest income on the activity with our former parent was $424,000 during the first four months of our fiscal year 2021, prior to the Separation. The total effect of the settlement of these related party transactions is reflected as a financing activity in the consolidated and combined statements of cash flows.