Form 10-Q
period 2023-07-31
American Outdoor Brands, Inc.
filed 2023-09-07
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The registrant had 13,007,379 shares of common stock, par value $0.001, outstanding as of August 31, 2023.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2023 and 2022

Accumax®, BOG®, BUBBA®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, MEAT Your Maker!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, and Your Land. Your Legacy™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, and T/C®, among others. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the following:

•
our expectation that the unrecognized compensation expense related to unvested RSUs and PSUs will be recognized over a weighted average remaining contractual term of one year;
•
our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•
the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•
the results reported in our condensed consolidated financial statements may not be indicative our future performance;
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
•
our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay any indebtedness we may incur over time; and to repurchase our common stock if we have authorization to do so;
•
the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products;
•
our expectation that our inventory balance will increase in our first half of fiscal 2024 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year; and
•
our expectation that our overall inventory balance will decline by the end of fiscal 2024 as compared to our inventory balance as of April 30, 2023.

A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

•
potential disruptions in our suppliers’ ability to source the raw materials necessary for the production of our products, disruptions and delays in the manufacture of our products, and difficulties encountered by retailers and other components of the distribution channel for our products, including delivery of product stemming from port congestion and related transportation challenges;
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
•
future investments for capital expenditures, liquidity, and anticipated cash needs and availability;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	July 31, 2023 (Unaudited)	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,711	$21,950
Accounts receivable, net of allowance for credit losses of $131 on July 31, 2023 and $125 on April 30, 2023	23,572	26,846
Inventories	104,913	99,734
Prepaid expenses and other current assets	7,917	7,839
Income tax receivable	1,210	1,251
Total current assets	156,323	157,620
Property, plant, and equipment, net	9,101	9,488
Intangible assets, net	49,229	52,021
Right-of-use assets	23,917	24,198
Other assets	579	260
Total assets	$239,149	$243,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,589	$11,544
Accrued expenses	9,802	8,741
Accrued payroll, incentives, and profit sharing	2,874	1,813
Lease liabilities, current	918	904
Total current liabilities	29,183	23,002
Notes and loans payable	—	4,623
Lease liabilities, net of current portion	23,833	24,064
Other non-current liabilities	18	34
Total liabilities	53,034	51,723
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,542,812 shares issued and 13,060,823 shares outstanding on July 31, 2023 and 14,447,149 shares issued and 13,233,151 shares outstanding on April 30, 2023	15	14
Additional paid in capital	273,415	272,784
Retained deficit	(66,488)	(62,375)
Treasury stock, at cost (1,481,989 shares on July 31, 2023 and 1,213,998 shares on April 30, 2023)	(20,827)	(18,559)
Total equity	186,115	191,864
Total liabilities and equity	$239,149	$243,587

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended July 31,
	2023	2022
	(In thousands, except per share data)
Net sales	$43,445	$43,676
Cost of sales	23,726	24,637
Gross profit	19,719	19,039
Operating expenses:
Research and development	1,599	1,756
Selling, marketing, and distribution	12,054	11,780
General and administrative	10,151	11,064
Total operating expenses	23,804	24,600
Operating loss	(4,085)	(5,561)
Other income, net:
Other income, net	39	241
Interest expense, net	(12)	(186)
Total other income, net	27	55
Loss from operations before income taxes	(4,058)	(5,506)
Income tax expense	55	189
Net loss	$(4,113)	$(5,695)
Net loss per share:
Basic	$(0.31)	$(0.42)
Diluted	$(0.31)	$(0.42)
Weighted average number of common shares outstanding:
Basic	13,190	13,443
Diluted	13,190	13,443

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2022	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(5,695)	—	—	(5,695)
Stock-based compensation	—	—	714	—	—	—	714
Issuance of common stock under restricted stock unit awards, net of tax	52	—	(252)	—	—	—	(252)
Balance at July 31, 2022	14,292	$14	$268,855	$(56,046)	837	$(15,025)	$197,798

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2023	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(4,113)	—	—	(4,113)
Stock-based compensation	—	—	932	—	—	—	932
Issuance of common stock under restricted stock unit awards, net of tax	96	1	(301)	—	—	—	(300)
Repurchase of treasury stock	—	—	—	—	268	(2,268)	(2,268)
Balance at July 31, 2023	14,543	$15	$273,415	$(66,488)	1,482	$(20,827)	$186,115

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,113)	$(5,695)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,969	4,162
Provision for credit losses on accounts receivable	6	7
Stock-based compensation expense	932	714
Changes in operating assets and liabilities:
Accounts receivable	3,268	4,952
Inventories	(5,179)	1,045
Prepaid expenses and other current assets	(78)	(2,263)
Income taxes	41	159
Accounts payable	4,115	277
Accrued payroll, incentives, and profit sharing	1,061	17
Right of use assets	297	426
Accrued expenses	1,061	1,781
Other assets	34	(33)
Lease liabilities	(233)	(481)
Other non-current liabilities	(16)	—
Net cash provided by operating activities	5,165	5,068
Cash flows from investing activities:
Payments to acquire patents and software	(267)	(1,392)
Payments to acquire property and equipment	(569)	(218)
Net cash used in investing activities	(836)	(1,610)
Cash flows from financing activities:
Payments on notes and loans payable	(5,000)	(5,170)
Payments to acquire treasury stock	(2,268)	—
Cash paid for debt issuance costs	—	(88)
Payment of employee withholding tax related to restricted stock units	(300)	(252)
Net cash used in financing activities	(7,568)	(5,510)
Net decrease in cash and cash equivalents	(3,239)	(2,052)
Cash and cash equivalents, beginning of period	21,950	19,521
Cash and cash equivalents, end of period	$18,711	$17,469
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$117	$161
Income taxes	$13	$32

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(1) Organization:

American Outdoor Brands, Inc. (our “company,” “we,” “us,” or “our”) are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

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
•
Our Defender brands include products that are used by consumers in situations that require self-defense and products that help safely secure, store, and maintain connectivity to those possessions that many consumers consider to be high value or high consequence.

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2023. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of July 31, 2023, our condensed consolidated statement of operations for the three months ended July 31, 2023 and 2022, and our condensed consolidated statement of cash flows for the three months ended July 31, 2023 and 2022. The consolidated balance sheet as of April 30, 2023 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$18,376	$20,545	$(2,169)	-10.6%
Traditional channels	25,069	23,131	1,938	8.4%
Total net sales	$43,445	$43,676	$(231)	-0.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$39,789	$40,276	$(487)	-1.2%
International net sales	3,656	3,400	256	7.5%
Total net sales	$43,445	$43,676	$(231)	-0.5%

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$20,075	$20,389	$(314)	-1.5%
Outdoor lifestyle	23,370	23,287	83	0.4%
Total net sales	$43,445	$43,676	$(231)	-0.5%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

Recently Adopted Accounting Standards

No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

(3) Leases:

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

The amounts of assets and liabilities related to our operating leases as of July 31, 2023 and April 30, 2023 are as follows (in thousands):

	July 31, 2023	April 30, 2023
Operating Leases
Right-of-use assets	$27,001	$26,999
Accumulated amortization	(3,084)	(2,801)
Right-of-use assets, net	$23,917	$24,198

Lease liabilities, current portion	$918	$904
Lease liabilities, net of current portion	23,833	24,064
Total operating lease liabilities	$24,751	$24,968

For the three months ended July 31, 2023, we recorded $827,000 of operating lease costs, of which $2,000 were short-term operating lease costs. For the three months ended July 31, 2022, we recorded $1.0 million of operating lease costs, of which $47,000 were short-term operating lease costs. As of July 31, 2023, our weighted average lease term and weighted average discount rate for our operating leases were 15.3 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2024 and for succeeding fiscal years, as of July 31, 2023, are as follows (in thousands):

Operating
2024	$1,680
2025	2,241
2026	2,178
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	36,970
Less amounts representing interest	(12,219)
Present value of lease payments	24,751
Less current maturities of lease liabilities	(918)
Long-term maturities of lease liabilities	$23,833

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $233,000 and $481,000 for the three months ended July 31, 2023 and 2022, respectively.

(4) Intangible Assets, net:

The following table summarizes intangible assets as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023			April 30, 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(75,245)	$14,735	$89,980	$(74,035)	$15,945
Developed software and technology	27,164	(18,637)	8,527	31,022	(21,978)	9,044
Patents, trademarks, and trade names	69,019	(45,536)	23,483	68,943	(44,042)	24,901
	186,163	(139,418)	46,745	189,945	(140,055)	49,890
Patents and software in development	2,054	—	2,054	1,701	—	1,701
Total definite-lived intangible assets	188,217	(139,418)	48,799	191,646	(140,055)	51,591
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$188,647	$(139,418)	$49,229	$192,076	$(140,055)	$52,021

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.2 million and $3.4 million for the three months ended July 31, 2023 and 2022, respectively.

Future expected amortization expense for the remainder of fiscal 2024 and for succeeding fiscal years, as of July 31, 2023, are as follows (in thousands):

Fiscal	Amount
2024	$9,651
2025	9,422
2026	8,074
2027	5,749
2028	4,465
Thereafter	9,384
Total	$46,745

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $18.7 million as of July 31, 2023 and $22.0 million as of April 30, 2023. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

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

We currently do not have any Level 3 financial assets or liabilities as of July 31, 2023.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023	April 30, 2023
Finished goods	$95,837	$90,906
Finished parts	3,088	2,818
Work in process	77	66
Raw material	5,911	5,944
Total inventories	$104,913	$99,734

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. As of July 31, 2023 and April 30, 2023, we have recorded $5.1 million and $4.3 million, respectively, in prepaid expenses and other current assets on our consolidated balance sheet.

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

As of July 31, 2023, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at July 31, 2023, those borrowings would have borne interest at approximately 6.81%, which is equal to SOFR plus the applicable margin.

In the fiscal year ended April 30, 2023, we executed an irrevocable standby letter of credit for $1.7 million to collateralize duty drawback bonds. During the three months ended July 31, 2023, no amounts have been drawn on the letter of credit.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(8) Equity:

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. During the three months ended July 31, 2023, under this authorization, we repurchased 267,991 shares of our common stock for $2.3 million, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. Due to the loss from operations for the three months ended July 31, 2023 and 2022, respectively, there are no common shares added to calculate dilutive earnings per share because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors.

We grant Restricted Stock Units, or RSUs, to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting on each anniversary of the grant date, respectively. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period. Awards that do not vest are forfeited.

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three Months ended July 31,
	2023	2022
Grant date fair market value
American Outdoor Brands, Inc.	$8.79	$12.70
Russell 2000 Index	$1,769.21	$1,882.91
Volatility (a)
American Outdoor Brands, Inc.	45.53%	49.04%
Russell 2000 Index	27.08%	31.75%
Correlation coefficient (b)	0.48	0.50
Risk-free interest rate (c)	3.81%	2.91%
Dividend yield (d)	0%	0%
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

During the three months ended July 31, 2023, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 261,724 RSUs during the three months ended July 31, 2023, including 101,091 RSUs to executive officers and 160,633 to non-executive officer employees under our 2020 Incentive Compensation Plan. During the three months ended July 31, 2023, 30,446 PSUs were cancelled as a result of the performance condition not being met, and 9,813 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2023, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.1 million.

During the three months ended July 31, 2022, we granted an aggregate of 52,277 market-condition PSUs to our executive officers. We also granted 192,489 service-based RSUs during the three months ended July 31, 2022, including 52,277 RSUs to executive officers and 140,212 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the three months ended July 31, 2022, we cancelled 2,225 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2022, we delivered common stock to our employees, including our executive officers and directors with a total market value of $854,000.

We recognized $932,000 and $714,000 of stock-based compensation expense for the three months ended July 31, 2023 and 2022, respectively.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2023 and 2022 is as follows:

	For the Three Months Ended July 31,
	2023		2022
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	560,579	$13.36	349,774	$15.93
Awarded	337,618	8.52	251,966	11.58
Vested	(132,110)	11.97	(73,055)	14.77
Forfeited	(40,259)	9.59	(2,225)	21.86
RSUs and PSUs outstanding, end of period	725,828	$11.57	526,460	$13.99

As of July 31, 2023, there was $3.7 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.6 years.

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023	April 30, 2023
Accrued freight	$3,126	$1,962
Accrued sales allowances	2,111	2,453
Accrued professional fees	1,152	1,106
Accrued commissions	1,084	1,072
Accrued warranty	939	966
Accrued employee benefits	789	568
Accrued taxes other than income	351	346
Accrued other	250	268
Total accrued expenses	$9,802	$8,741

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $55,000 and $189,000 for the three months ended July 31, 2023 and 2022, respectively. The effective tax rate for the three months ended July 31, 2023 and 2022 was (1.4%) and (3.4%), respectively. Income tax expense for the three months ended July 31, 2022 included a discrete tax benefit of $40,000 associated with stock-based compensation.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months ended July 31, 2023 and 2022, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, or the Building where we currently sublease approximately 361,000 square feet from our former parent company, or the Sublease. If the conditions precedent set forth in the Assignment Agreement are satisfied, then effective on January 1, 2024, we will no longer be subject to the provisions and terms of the Sublease, but instead we will have use of the entire Building under the Lease. The Lease provides the tenant with an option to expand the Building by up to 491,000 additional square feet. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. Upon the effectiveness of the Lease assignment, the total annual expense under the Lease, including base rent, is estimated at $3.7 million, which represents an incremental $1.3 million above our annual expense under the Sublease, which we expect will be entirely offset by savings from facility consolidations completed in fiscal 2023 and efficiencies gained in our distribution processes. We expect an increase of $12.8 million will be recorded as a right-of-use asset on our consolidated balance sheet, when effective. We also expect to receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term.

Gain Contingency

In 2018, the United States imposed additional section 301 tariffs of up to 25% on certain goods imported from China. These additional section 301 tariffs apply to our sourced products from China and have added additional cost to us. We are utilizing the duty drawback mechanism to offset some of the direct impact of these tariffs, specifically on goods that we sell internationally. We are accounting for duty drawbacks as a gain contingency and may record any such gain from a reimbursement in future periods if and when the contingency is resolved.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2023 and 2022

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

Our business includes our outdoor products and accessories products as well as our electro-optics products, which we develop, source, market, assemble, and distribute from our facility in Columbia, Missouri. We report operating costs based on the activities performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2023 and 2022 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2023. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

First Quarter Fiscal 2023 Highlights

Our operating results for the three months ended July 31, 2023 included the following:

•
Net sales were $43.4 million, a decrease of $231,000, or 0.5%, from the comparable quarter last year.
•
Gross margin was 45.4%, an increase of 180 basis points from the comparable quarter last year.
•
Net loss was $4.1 million, or $0.31 per diluted share, compared with a net loss of $5.7 million, or $0.42 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $1.1 million for the three months ended July 31, 2023 compared with $1.4 million for the three months ended July 31, 2022. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$43,445	$43,676	$(231)	-0.5%
Cost of sales	23,726	24,637	(911)	-3.7%
Gross profit	$19,719	$19,039	$680	3.6%
% of net sales (gross margin)	45.4%	43.6%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$18,376	$20,545	$(2,169)	-10.6%
Traditional channels	25,069	23,131	1,938	8.4%
Total net sales	$43,445	$43,676	$(231)	-0.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$39,789	$40,276	$(487)	-1.2%
International net sales	3,656	3,400	256	7.5%
Total net sales	$43,445	$43,676	$(231)	-0.5%

The following table sets forth certain information regarding net sales categories for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$20,075	$20,389	$(314)	-1.5%
Outdoor lifestyle	23,370	23,287	83	0.4%
Total net sales	$43,445	$43,676	$(231)	-0.5%

For the three months ended July 31, 2023, total net sales decreased $231,000, or 0.5%, from the comparable quarter last year because of reduced net sales of our shooting sports product category, partially offset by increased net sales of our outdoor lifestyle products.

Net sales in our e-commerce channel decreased $2.2 million, or 10.6%, from the comparable quarter last year, primarily because of lower net sales to the world's largest e-commerce retailer as a result of reduced dema{nd. Our decline in net sales in our e-commerce channel was partially offset by higher net sales for certain hunting and shooting products in our outdoor lifestyle product category to other online retailers. In addition, online net sales of our direct-to-consumer only brands increased 5.1% over the comparable quarter last year and those brands generated 35.7% of total e-commerce net sales.

Net sales in our traditional channels increased $1.9 million, or 8.4%, from the comparable quarter last year, primarily because of increased net sales in our outdoor lifestyle category as a result of new hunting and fishing product introductions.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 21.1% of net sales for the three months ended July 31, 2023.

Gross margin for the three months ended July 31, 2023 increased 180 basis points from the comparable quarter last year, primarily because of lower in-bound freight costs as a result of reduced shipping container costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$1,599	$1,756	$(157)	-8.9%
Selling, marketing, and distribution	12,054	11,780	274	2.3%
General and administrative	10,151	11,064	(913)	-8.3%
Total operating expenses	$23,804	$24,600	$(796)	-3.2%
% of net sales	54.8%	56.3%

Research and development expenses were relatively flat from the comparable quarter last year. Selling, marketing, and distribution expenses increased $274,000 over the comparable quarter last year, primarily because of increased outbound freight costs. General and administrative expenses decreased $913,000 from the comparable quarter last year, primarily because of lower legal and advisory fees associated with the completed cooperation agreement with a stockholder that was completed in the prior fiscal year and lower rent expense as result of the facility consolidations we completed in the prior fiscal year.

Operating Loss

The following table sets forth certain information regarding operating loss for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating loss	$(4,085)	$(5,561)	$1,476	-26.5%
% of net sales (operating margin)	-9.4%	-12.7%

Operating loss for the three months ended July 31, 2023 was $4.1 million, a $1.5 million decrease from an operating loss of $5.6 million for the three months ended July 31, 2022, primarily because of lower operating expenses and higher gross profit as described above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$55	$189	$(134)	-70.9%
% of income from operations (effective tax rate)	-1.4%	-3.4%		2.0%

We recorded income tax expense of $55,000 for the three months ended July 31, 2023, compared with income tax expense of $189,000 for the prior year comparable quarter because of a higher estimated effective tax rate for the year. The income tax expense recorded during the three months ended July 31, 2023 and 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Loss

The following table sets forth certain information regarding net loss and the related per share data for the three months ended July 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net loss	$(4,113)	$(5,695)	$1,582	-27.8%
Net loss per share
Basic	$(0.31)	$(0.42)	$0.11	-26.2%
Diluted	$(0.31)	$(0.42)	$0.11	-26.2%

Net loss was $4.1 million, or $0.31 per diluted share, for the three months ended July 31, 2023 compared with net loss of $5.7 million, or $0.42 per share, for the comparable quarter last year, primarily because of lower operating expenses and higher gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three months ended July 31, 2023 and 2022, respectively (dollars in thousands):

	For the Three Months Ended July 31,
	2023	2022
	(Unaudited)
GAAP net loss	$(4,113)	$(5,695)
Interest expense	12	186
Income tax expense	55	189
Depreciation and amortization	3,945	4,162
Stock compensation	932	714
Technology implementation	293	769
Acquisition costs	—	47
Stockholder cooperation agreement costs	—	1,010
Non-GAAP Adjusted EBITDAS	$1,124	$1,382

Liquidity and Capital Resources

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; to hire additional employees; to fund growth strategies, including any potential acquisitions; to make payments on any indebtedness we may incur over time; and to repurchase shares of our common stock if we are authorized to do so.

The following table sets forth certain cash flow information for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$5,165	$5,068	$97	1.9%
Investing activities	(836)	(1,610)	774	-48.1%
Financing activities	(7,568)	(5,510)	(2,058)	37.4%
Total cash flow	$(3,239)	$(2,052)	$(1,187)	57.8%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $5.2 million for the three months ended July 31, 2023 compared with cash generated by operating activities of $5.1 million for the three months ended July 31, 2022. Cash generated by operating activities for the three months ended July 31, 2023 was primarily impacted by $3.3 million of lower accounts receivable due to timing of customer shipments and $4.1 million of increased accounts payable due to timing of supplier payments. Cash generated was offset by $5.2 million of higher inventory as a result of a planned inventory build during the period to prepare for the fall hunting and winter holiday seasons as well as additional purchases for new product introductions that will launch later in the year.

Investing Activities

Cash used in investing activities was $774,000 lower during the three months ended July 31, 2023 as compared with the prior year comparable period, primarily from reduced spending on the development and implementation of our independent information technology infrastructure and enterprise resource planning system that was completed in the prior fiscal year. We expect to spend approximately $6.0 million to $7.0 million of capital expenditures in fiscal 2024, an increase of $1.1 million to $2.1 million over fiscal 2023.

Financing Activities

Cash used in financing activities was $7.6 million for the three months ended July 31, 2023, primarily from $5.0 million to payoff all our borrowings on our revolving line of credit and $2.3 million used to repurchase 267,991 shares of our common stock.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, any acquisitions or strategic investments that we may determine to make, and changes in consumer spending, which is sensitive to economic conditions and other factors. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $18.7 million of cash equivalents on hand as of July 31, 2023 and had $22.0 million in cash and cash equivalents on hand as of April 30, 2023.

Other Matters

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, to which there have been no material changes. Actual results could differ from our estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 28, 2023, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three months ended July 31, 2023 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
May 1, 2023 to May 31, 2023	43,566	8.06	43,566	6,126
June 1, 2023 to June 30, 2023	82,293	7.84	125,859	5,481
July 1, 2023 to July 31, 2023	142,132	8.89	267,991	4,217
Total first quarter fiscal year 2024	267,991	8.43	267,991	4,217
Total year-to-date fiscal year 2024	267,991	$8.43	267,991	$4,217

(1) On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions executable through September 29, 2023. During the three months ended July 31, 2023, under this authorization, we repurchased 267,991 shares of our common stock, in the open market, for $2.3 million under this authorization, utilizing cash on hand.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended July 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.1	First Amendment to Cooperation Agreement, dated May 24, 2023, by and among the Engine Group and the Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference to the Registrant's Form 8-K filed with the SEC on May 26, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 7, 2023	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 7, 2023	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer