Form 10-Q
period 2023-10-31
American Outdoor Brands, Inc.
filed 2023-11-30
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The registrant had 12,936,665 shares of common stock, par value $0.001, outstanding as of November 22, 2023.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2023 and 2022

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
•
our expectation that, upon the effectiveness of the Lease assignment described herein, the increase in the total annual expense under the Lease above our annual expense under the current Sublease will be entirely offset by savings from facility consolidation completed in fiscal 2023 and efficiencies gained in our distribution process;
•
our expectation of an increase of the right-of-use asset on our consolidated balance sheet, where effective;
•
our expectation that our overall inventory balance will decline by the end of fiscal 2024 as compared to our inventory balance as of October 31, 2023; and
•
our expectation that we will receive tax and other incentives from federal, state, and local governmental authorities.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	October 31, 2023 (Unaudited)	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,379	$21,950
Accounts receivable, net of allowance for credit losses of $129 on October 31, 2023 and $125 on April 30, 2023	40,447	26,846
Inventories	109,123	99,734
Prepaid expenses and other current assets	6,016	7,839
Income tax receivable	301	1,251
Total current assets	164,266	157,620
Property, plant, and equipment, net	8,783	9,488
Intangible assets, net	46,351	52,021
Right-of-use assets	23,736	24,198
Other assets	514	260
Total assets	$243,650	$243,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,805	$11,544
Accrued expenses	12,271	8,741
Accrued payroll, incentives, and profit sharing	2,932	1,813
Lease liabilities, current	985	904
Total current liabilities	33,993	23,002
Notes and loans payable	—	4,623
Lease liabilities, net of current portion	23,648	24,064
Other non-current liabilities	18	34
Total liabilities	57,659	51,723
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,605,941 shares issued and 12,966,416 shares outstanding on October 31, 2023 and 14,447,149 shares issued and 13,233,151 shares outstanding on April 30, 2023	15	14
Additional paid in capital	274,708	272,784
Retained deficit	(66,411)	(62,375)
Treasury stock, at cost (1,639,525 shares on October 31, 2023 and 1,213,998 shares on April 30, 2023)	(22,321)	(18,559)
Total equity	185,991	191,864
Total liabilities and equity	$243,650	$243,587

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$57,931	$54,436	$101,376	$98,112
Cost of sales	31,441	28,474	55,167	53,111
Gross profit	26,490	25,962	46,209	45,001
Operating expenses:
Research and development	1,675	1,557	3,274	3,313
Selling, marketing, and distribution	15,414	13,924	27,468	25,704
General and administrative	9,423	10,615	19,573	21,679
Total operating expenses	26,512	26,096	50,315	50,696
Operating loss	(22)	(134)	(4,106)	(5,695)
Other income, net:
Other income, net	53	585	92	826
Interest income/(expense), net	6	(242)	(7)	(428)
Total other income, net	59	343	85	398
Income/(loss) from operations before income taxes	37	209	(4,021)	(5,297)
Income tax (benefit)/expense	(40)	(161)	15	28
Net income/(loss)	$77	$370	$(4,036)	$(5,325)
Net income/(loss) per share:
Basic	$0.01	$0.03	$(0.31)	$(0.40)
Diluted	$0.01	$0.03	$(0.31)	$(0.40)
Weighted average number of common shares outstanding:
Basic	13,010	13,465	13,100	13,454
Diluted	13,256	13,589	13,100	13,454

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended October 31, 2023 and 2022	Shares	Amount	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at July 31, 2022	14,292	$14	$268,855	$(56,046)	837	$(15,025)	$197,798
Net income	—	—	—	370	—	—	370
Stock-based compensation	—	—	1,121	—	—	—	1,121
Shares issued under employee stock purchase plan	39	—	287	—		—	287
Issuance of common stock under restricted stock unit awards, net of tax	22	—	(43)	—	—	—	(43)
Repurchase of treasury stock	—	—	—	—	84	(756)	(756)
Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777

Balance at July 31, 2023	14,543	$15	$273,415	$(66,488)	1,482	$(20,827)	$186,115
Net income	—	—	—	77	—	—	77
Stock-based compensation	—	—	1,005	—	—	—	1,005
Shares issued under employee stock purchase plan	47	—	339	—	—	—	339
Issuance of common stock under restricted stock unit awards, net of tax	16	—	(51)	—	—	—	(51)
Repurchase of treasury stock	—	—	—	—	158	(1,494)	(1,494)
Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991

	Common Stock		Additional		Treasury Stock
For the six months ended October 31, 2023 and 2022	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(5,325)	—	—	(5,325)
Stock-based compensation	—	—	1,835	—	—	—	1,835
Shares issued under employee stock purchase plan	39	—	287	—	—	—	287
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock under restricted stock unit awards, net of tax	74	—	(295)	—	—	—	(295)
Repurchase of treasury stock	—	—	—	—	84	(756)	(756)
Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777

Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(4,036)	—	—	(4,036)
Stock-based compensation	—	—	1,938	—	—	—	1,938
Shares issued under employee stock purchase plan	47	—	339	—	—	—	339
Issuance of common stock under restricted stock unit awards, net of tax	112	1	(353)	—	—	—	(352)
Repurchase of treasury stock	—	—	—	—	426	(3,762)	(3,762)
Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,036)	$(5,325)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,927	8,272
Loss/(gain) on sale/disposition of assets	7	(5)
Provision for credit losses on accounts receivable	6	16
Stock-based compensation expense	1,938	1,835
Changes in operating assets and liabilities:
Accounts receivable	(13,607)	(3,694)
Inventories	(9,389)	10,239
Prepaid expenses and other current assets	1,823	(2,781)
Income taxes	950	(55)
Accounts payable	6,331	(4,058)
Accrued payroll, incentives, and profit sharing	1,119	(1,193)
Right of use assets	592	868
Accrued expenses	3,530	3,016
Other assets	75	8
Lease liabilities	(465)	(976)
Other non-current liabilities	(16)	—
Net cash (used in)/provided by operating activities	(3,215)	6,167
Cash flows from investing activities:
Payments to acquire patents and software	(761)	(2,495)
Proceeds from sale of property and equipment	131	—
Payments to acquire property and equipment	(951)	(816)
Net cash used in investing activities	(1,581)	(3,311)
Cash flows from financing activities:
Payments on notes and loans payable	(5,000)	(5,170)
Payments to acquire treasury stock	(3,762)	(756)
Cash paid for debt issuance costs	—	(88)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	339	287
Payment of employee withholding tax related to restricted stock units	(352)	(295)
Net cash used in financing activities	(8,775)	(6,022)
Net decrease in cash and cash equivalents	(13,571)	(3,166)
Cash and cash equivalents, beginning of period	21,950	19,521
Cash and cash equivalents, end of period	$8,379	$16,355
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$196	$393
Income taxes (net of refunds)	$(936)	$86

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2023. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of October 31, 2023, our condensed consolidated statement of operations for the three and six months ended October 31, 2023 and 2022, and our condensed consolidated statement of cash flows for the six months ended October 31, 2023 and 2022. The consolidated balance sheet as of April 30, 2023 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$23,462	$22,713	$749	3.3%
Traditional channels	34,469	31,723	2,746	8.7%
Total net sales	$57,931	$54,436	$3,495	6.4%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$54,982	$52,106	$2,876	5.5%
International net sales	2,949	2,330	619	26.6%
Total net sales	$57,931	$54,436	$3,495	6.4%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$23,371	$24,191	$(820)	-3.4%
Outdoor lifestyle	34,560	30,245	4,315	14.3%
Total net sales	$57,931	$54,436	$3,495	6.4%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$41,838	$43,257	$(1,419)	-3.3%
Traditional channels	59,538	54,855	4,683	8.5%
Total net sales	$101,376	$98,112	$3,264	3.3%

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$94,771	$92,382	$2,389	2.6%
International net sales	6,605	5,730	875	15.3%
Total net sales	$101,376	$98,112	$3,264	3.3%

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$43,446	$44,579	$(1,133)	-2.5%
Outdoor lifestyle	57,930	53,533	4,397	8.2%
Total net sales	$101,376	$98,112	$3,264	3.3%

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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

The amounts of assets and liabilities related to our operating leases as of October 31, 2023 and April 30, 2023 are as follows (in thousands):

	October 31, 2023	April 30, 2023
Operating Leases
Right-of-use assets	$26,969	$26,999
Accumulated amortization	(3,233)	(2,801)
Right-of-use assets, net	$23,736	$24,198

Lease liabilities, current portion	$985	$904
Lease liabilities, net of current portion	23,648	24,064
Total operating lease liabilities	$24,633	$24,968

For the three and six months ended October 31, 2023, we recorded $808,000 and $1.6 million, respectively, of operating lease costs, of which $6,000 and $8,000 were short-term operating lease costs. For the three and six months ended October 31, 2022, we recorded $1.1 million and $2.1 million, respectively, of operating lease costs, of which $41,000 and $88,000 were short-term operating lease costs. As of October 31, 2023, our weighted average lease term and weighted average discount rate for our operating leases were 15.1 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2024 and for succeeding fiscal years, as of October 31, 2023, are as follows (in thousands):

Operating
2024	$1,150
2025	2,300
2026	2,197
2027	2,207
2028	2,238
Thereafter	26,426
Total future lease payments	36,518
Less amounts representing interest	(11,885)
Present value of lease payments	24,633
Less current maturities of lease liabilities	(985)
Long-term maturities of lease liabilities	$23,648

The cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $465,000 and $976,000 for the six months ended October 31, 2023 and 2022, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

(4) Intangible Assets, net:

The following table summarizes intangible assets as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023			April 30, 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(76,456)	$13,524	$89,980	$(74,035)	$15,945
Developed software and technology	27,308	(19,157)	8,151	31,022	(21,978)	9,044
Patents, trademarks, and trade names	69,246	(47,039)	22,207	68,943	(44,042)	24,901
	186,534	(142,652)	43,882	189,945	(140,055)	49,890
Patents and software in development	2,039	—	2,039	1,701	—	1,701
Total definite-lived intangible assets	188,573	(142,652)	45,921	191,646	(140,055)	51,591
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,003	$(142,652)	$46,351	$192,076	$(140,055)	$52,021

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.2 million and $3.3 million for the three months ended October 31, 2023 and 2022, respectively. Amortization expenses amounted to $6.5 million and $6.8 million for the six months ended October 31, 2023 and 2022, respectively.

Future expected amortization expense for the remainder of fiscal 2024 and for succeeding fiscal years, as of October 31, 2023, are as follows (in thousands):

Fiscal	Amount
2024	$6,462
2025	9,500
2026	8,152
2027	5,798
2028	4,479
Thereafter	9,491
Total	$43,882

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $8.4 million as of October 31, 2023 and $22.0 million as of April 30, 2023. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

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

We currently do not have any Level 3 financial assets or liabilities as of October 31, 2023.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023	April 30, 2023
Finished goods	$98,445	$90,906
Finished parts	2,860	2,818
Work in process	132	66
Raw material	7,686	5,944
Total inventories	$109,123	$99,734

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. As of October 31, 2023 and April 30, 2023, we have recorded $3.6 million and $4.3 million, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.

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

As of October 31, 2023, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at October 31, 2023, those borrowings would have borne interest at approximately 6.85%, which is equal to SOFR plus the applicable margin.

In the fiscal year ended April 30, 2023, we executed an irrevocable standby letter of credit for $1.7 million to collateralize duty drawback bonds. During the three months ended October 31, 2023, no amounts have been drawn on the letter of credit.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

(8) Equity:

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 29, 2023. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the three and six months ended October 31, 2023, under these authorizations, we repurchased 157,536 and 425,527 shares, respectively, of our common stock for $1.5 million and $3.8 million, respectively, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and six months ended October 31, 2023 and 2022.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2023			2022
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$77	13,010	$0.01	$370	13,465	$0.03
Effect of dilutive stock awards	—	246	—	—	124	—
Diluted earnings	$77	13,256	$0.01	$370	13,589	$0.03

Due to the loss from operations for the six months ended October 31, 2023 and 2022, respectively, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

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

For the Three and Six Months Ended October 31, 2023 and 2022

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

During the six months ended October 31, 2023, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 318,438 RSUs during the six months ended October 31, 2023, including 103,118 RSUs to executive officers and 215,320 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2023, 15,223 PSUs were cancelled, at target, as a result of the performance condition not being met, and 21,296 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2023, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.3 million.

During the six months ended October 31, 2022, we granted an aggregate of 52,277 market-condition PSUs to our executive officers. We also granted 263,898 service-based RSUs during the six months ended October 31, 2022, including 52,277 RSUs to executive officers and 211,621 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the six months ended October 31, 2022, we cancelled 3,456 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2022, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.1 million.

We recognized $1.0 million and $1.1 million of stock-based compensation expense for the three months ended October 31, 2023 and 2022, respectively. We recognized $1.9 million and $1.8 million of stock-based compensation expense for the six months ended October 31, 2023 and 2022, respectively.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2023 and 2022 is as follows:

	For the Six Months Ended October 31,
	2023		2022
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	560,579	$13.36	349,774	$15.93
Awarded	394,332	8.69	323,375	10.87
Vested	(161,149)	11.86	(101,061)	14.26
Forfeited	(51,742)	9.62	(3,456)	18.83
RSUs and PSUs outstanding, end of period	742,020	$11.46	568,632	$13.34

As of October 31, 2023, there was $3.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.5 years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2023, 47,466 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the six months ended October 31, 2023 and 2022:

	For the Six Months ended October 31,
	2023	2022
Risk-free interest rate	5.46% - 5.53%	3.97% - 4.01%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	43.2% - 48.9%	51.9% - 58.4%
Dividend yield	0%	0%

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023	April 30, 2023
Accrued freight	$3,984	$1,962
Accrued sales allowances	3,579	2,453
Accrued professional fees	1,255	1,106
Accrued commissions	1,291	1,072
Accrued warranty	948	966
Accrued employee benefits	518	568
Accrued taxes other than income	358	346
Accrued other	338	268
Total accrued expenses	$12,271	$8,741

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax benefit of $40,000 and $161,000 for the three months ended October 31, 2023 and 2022, respectively. The effective tax rate for the three months ended October 31, 2023 and 2022 was (108.1%) and (77.0%), respectively. Income tax expense for the three months ended October 31, 2022 included a discrete tax expense of $40,000 associated with stock-based compensation. We recorded

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2023 and 2022

income tax expense of $15,000 and $28,000 for the six months ended October 31, 2023 and 2022, respectively. The effective tax rate for the six months ended October 31, 2023 and 2022 was (0.4%) and (0.5%), respectively.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months and six months ended October 31, 2023 and 2022, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

For the Three and Six Months Ended October 31, 2023 and 2022

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2023 and 2022 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2023. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Second Quarter Fiscal 2023 Highlights

Our operating results for the three months ended October 31, 2023 included the following:

•
Net sales were $57.9 million, an increase of $3.5 million or 6.4%, from the comparable quarter last year.
•
Gross margin was 45.7%, a decrease of 200 basis points from the comparable quarter last year.
•
Net income was $77,000, or $0.01 per diluted share, compared with a net income of $370,000, or $0.03 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $5.2 million for the three months ended October 31, 2023 compared with $6.4 million for the three months ended October 31, 2022. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the six months ended October 31, 2023 included the following:

•
Net sales were $101.4 million, an increase of $3.3 million, or 3.3%, from the prior year comparable period.
•
Gross margin was 45.6%, a decrease of 30 basis points from the prior year comparable period.
•
Net loss was $3.9 million, or $0.29 per diluted share, compared with a net loss of $5.3 million, or $0.40 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $6.4 million for the six months ended October 31, 2023 compared with $7.8 million for the six months ended October 31, 2022. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$57,931	$54,436	$3,495	6.4%
Cost of sales	31,441	28,474	2,967	10.4%
Gross profit	$26,490	$25,962	$528	2.0%
% of net sales (gross margin)	45.7%	47.7%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$23,462	$22,713	$749	3.3%
Traditional channels	34,469	31,723	2,746	8.7%
Total net sales	$57,931	$54,436	$3,495	6.4%

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

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$54,982	$52,106	$2,876	5.5%
International net sales	2,949	2,330	619	26.6%
Total net sales	$57,931	$54,436	$3,495	6.4%

The following table sets forth certain information regarding net sales categories for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$23,371	$24,191	$(820)	-3.4%
Outdoor lifestyle	34,560	30,245	4,315	14.3%
Total net sales	$57,931	$54,436	$3,495	6.4%

For the three months ended October 31, 2023, total net sales increased $3.5 million, or 6.4%, from the comparable quarter last year because of an increase in net sales of our outdoor lifestyle products.

Net sales in our e-commerce channel increased $749,000, or 3.3%, from the comparable quarter last year, primarily because of an increase in net sales to the world's largest e-commerce retailer as a result of promotional activity, which primarily related to our hunting and shooting sports products. Our increase in net sales in our e-commerce channel was partially offset by lower net sales of personal protection products in our shooting sports product category and outdoor cooking products in our outdoor lifestyle product category.

Net sales in our traditional channels increased $2.7 million, or 8.7%, from the comparable quarter last year, primarily because of increased net sales in our outdoor lifestyle category for our hunting and rugged outdoor products from additional demand and because we began selling one of our direct-to-consumer only brands at retail during the three months ended October 31, 2023.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 25.3% of net sales for the three months ended October 31, 2023.

Gross margin for the three months ended October 31, 2023 decreased 200 basis points from the comparable quarter last year, primarily because of promotional product discounts.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Net sales	$101,376	$98,112	$3,264	3.3%
Cost of sales	55,167	53,111	2,056	3.9%
Gross profit	$46,209	$45,001	$1,208	2.7%
% of net sales (gross margin)	45.6%	45.9%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
e-commerce channels	$41,838	$43,257	$(1,419)	-3.3%
Traditional channels	59,538	54,855	4,683	8.5%
Total net sales	$101,376	$98,112	$3,264	3.3%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Domestic net sales	$94,771	$92,382	$2,389	2.6%
International net sales	6,605	5,730	875	15.3%
Total net sales	$101,376	$98,112	$3,264	3.3%

The following table sets forth certain information regarding net sales categories for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Shooting sports	$43,446	$44,579	$(1,133)	-2.5%
Outdoor lifestyle	57,930	53,533	4,397	8.2%
Total net sales	$101,376	$98,112	$3,264	3.3%

For the six months ended October 31, 2023, total net sales increased $3.3 million, or 3.3%, from the prior year comparable period because of an increase in net sales of our outdoor lifestyle products.

Net sales in our e-commerce channel decreased $1.4 million, or 3.3%, from the prior year comparable period, primarily because of lower net sales to the world's largest e-commerce retailer as a result of reduced demand. In addition, our e-commerce channel decreased because of lower net sales for certain personal protection products in our shooting sports product category and certain outdoor cooking products in our outdoor lifestyle product category. Our decline in net sales in our e-commerce channel was partially offset by higher net sales for certain hunting and shooting products in our outdoor lifestyle product category as a result of additional promotional activity mentioned above.

Net sales in our traditional channels increased $4.7 million, or 8.5%, from the prior year comparable period, primarily because of increased net sales in our outdoor lifestyle category as a result of new hunting and rugged outdoor product introductions. In addition, our traditional channel net sales increased because we began selling one of our direct-to-consumer only brands at retail as mentioned above.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 23.5% of net sales for the six months ended October 31, 2023.

Gross margin for the six months ended October 31, 2023 remained relatively flat from the prior year comparable period.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$1,675	$1,557	$118	7.6%
Selling, marketing, and distribution	15,414	13,924	1,490	10.7%
General and administrative	9,423	10,615	(1,192)	-11.2%
Total operating expenses	$26,512	$26,096	$416	1.6%
% of net sales	45.8%	47.9%

Research and development expenses increased $118,000 over the comparable quarter last year, primarily from increased depreciation. Selling, marketing, and distribution expenses increased $1.5 million over the comparable quarter last year, primarily because of increased outbound freight costs and higher sales volume related expenses. General and administrative expenses decreased $1.2 million from the comparable quarter last year, primarily because of lower insurance premiums, reduced enterprise resource planning system implementation-related expenses, and lower rent expense as result of the facility consolidations we completed in the prior fiscal year.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$3,274	$3,313	$(39)	-1.2%
Selling, marketing, and distribution	27,468	25,704	1,764	6.9%
General and administrative	19,573	21,679	(2,106)	-9.7%
Total operating expenses	$50,315	$50,696	$(381)	-0.8%
% of net sales	49.6%	51.7%

Research and development expenses were relatively flat with the prior year comparable period. Selling, marketing, and distribution expenses increased $1.8 million over the prior year comparable period, primarily because of increased outbound freight costs and higher sales volume related expenses. General and administrative expenses decreased $2.1 from the prior year comparable period, primarily because of lower legal and advisory fees associated with the completed cooperation agreement with a stockholder that was completed in the prior fiscal year, reduced enterprise resource planning system implementation-related expenses, and lower rent expense as result of the facility consolidations we completed in the prior fiscal year.

Operating Loss

The following table sets forth certain information regarding operating income/(loss) for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating loss	$(22)	$(134)	$112	-83.6%
% of net sales (operating margin)	0.0%	-0.2%

Operating loss for the three months ended October 31, 2023 was $22,000, a $112,000 increase from an operating loss of $134,000 for the three months ended October 31, 2022, primarily because of lower operating expenses.

The following table sets forth certain information regarding operating loss for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating loss	$(4,106)	$(5,695)	$1,589	-27.9%
% of net sales (operating margin)	-4.1%	-5.8%

Operating loss for the six months ended October 31, 2023 was $4.1 million, a $1.6 million decrease from an operating loss of $5.7 million for the six months ended October 31, 2022, primarily because of higher gross profit and lower operating expenses.

Income Taxes

The following table sets forth certain information regarding income tax benefit for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax benefit	$(40)	$(161)	$121	-75.2%
% of income from operations (effective tax rate)	-108.1%	-77.0%		-31.1%

We recorded income tax benefit of $40,000 for the three months ended October 31, 2023 compared with income tax benefit of $161,000 for the prior year comparable period because of a higher estimated effective tax rate. The income tax expense recorded for the three months ended October 31, 2023 and 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Income tax expense	$15	$28	$(13)	-46.4%
% of income from operations (effective tax rate)	-0.4%	-0.5%		0.1%

We recorded income tax expense of $15,000 for the six months ended October 31, 2023, compared with income tax expense of $28,000 for the prior year comparable period. The income tax expense recorded during the six months ended October 31, 2023 and 2022 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Income/(loss)

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net income	$77	$370	$(293)	-79.2%
Net income per share
Basic	$0.01	$0.03	$(0.02)	-66.7%
Diluted	$0.01	$0.03	$(0.02)	-66.7%

Net income was $77,000, or $0.01 per diluted share, for the three months ended October 31, 2023 compared with net income of $370,000, or $0.03 per share, for the comparable quarter last year, primarily because of higher gross profit.

The following table sets forth certain information regarding net loss and the related per share data for the six months ended October 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022	$ Change	% Change
Net loss	$(4,036)	$(5,325)	$1,289	-24.2%
Net loss per share
Basic	$(0.31)	$(0.40)	$0.09	-22.5%
Diluted	$(0.31)	$(0.40)	$0.09	-22.5%

Net loss was $4.0 million, or $0.31 per diluted share, for the six months ended October 31, 2023 compared with net loss of $5.3 million, or $0.40 per share, for the prior year comparable period, primarily because of lower operating expenses and higher gross profit.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and six months ended October 31, 2023 and 2022, respectively (dollars in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
	(Unaudited)
GAAP net income/(loss)	$77	$370	$(4,036)	$(5,325)
Interest expense	(6)	242	7	428
Income tax expense/(benefit)	(40)	(161)	15	28
Depreciation and amortization	3,935	4,110	7,880	8,272
Stock compensation	1,005	1,121	1,938	1,835
Technology implementation	66	273	359	1,042
Acquisition costs	—	—	—	47
Facility consolidation costs	—	292	—	292
Stockholder cooperation agreement costs	—	167	—	1,177
Other	204	—	204	—
Non-GAAP Adjusted EBITDAS	$5,241	$6,414	$6,367	$7,796

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

The following table sets forth certain cash flow information for the six months ended October 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change
Operating activities	$(3,215)	$6,167	$(9,382)	-152.1%
Investing activities	(1,581)	(3,311)	1,730	-52.3%
Financing activities	(8,775)	(6,022)	(2,753)	45.7%
Total cash flow	$(13,571)	$(3,166)	$(10,405)	328.6%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $3.2 million for the six months ended October 31, 2023 compared with cash generated by operating activities of $6.2 million for the six months ended October 31, 2022. Cash used in operating activities for the six months ended October 31, 2023 was primarily impacted by $13.6 million of higher accounts receivable due to timing of customer shipments and $9.4 million of higher inventory as a result of a planned inventory build during the period to prepare for the fall hunting and winter holiday seasons as well as additional purchases for new product introductions that will launch later in the year. We expect that our overall inventory balance will decline by the end of our fiscal year ending April 30, 2024, as compared to our overall inventory balance as of October 31, 2023. Cash used in operations was partially offset by $6.3 million of increased accounts payable due to timing of supplier payments from increased inventory purchases; $3.5 million of increased accrued expenses from higher freight, tariff, and duty expenses for the import of inventory products; and $1.8 million of lower prepaid expenses from lower deposits on inventory and insurance premium costs.

Investing Activities

Cash used in investing activities was $1.6 million lower during the six months ended October 31, 2023 compared with the prior year comparable period, primarily from reduced spending on the development and implementation of our independent information technology infrastructure and enterprise resource planning system that was completed in the prior fiscal year. We expect to spend approximately $6.0 million to $7.0 million of capital expenditures in fiscal 2024, an increase of $1.1 million to $2.1 million over fiscal 2023.

Financing Activities

Cash used in financing activities was $8.8 million for the six months ended October 31, 2023, primarily from $5.0 million to payoff all our borrowings on our revolving line of credit and $3.8 million used to repurchase 425,527 shares of our common stock.

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

We had $8.4 million of cash equivalents on hand as of October 31, 2023 and had $22.0 million in cash and cash equivalents on hand as of April 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the six months ended October 31, 2023 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total first quarter fiscal year 2024	267,991	$8.43	267,991	$4,217
August 1, 2023 to August 31, 2023	59,221	9.49	327,212	3,655
September 1, 2023 to September 30, 2023	48,344	9.61	375,556	—
October 1, 2023 to October 31, 2023	49,971	9.27	425,527	9,537
Total second quarter fiscal year 2024	157,536	9.46	425,527	9,537
Total year-to-date fiscal year 2024	425,527	$8.81	425,527	$9,537

(1) On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 29, 2023. We purchased $375,556 shares during the six months ended October 31, 2023 under this expired plan for a total of $3.3 million, utilizing cash on hand. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. We purchased 49,971 shares during the six months ended October 31, 2023 under the new authorization for a total of $464,000, utilizing cash on hand. During the three and six months ended October 31, 2023, under these authorizations, we repurchased a total of 157,536 and 425,527 shares, respectively, of our common stock for $1.5 million and $3.8 million, respectively, utilizing cash on hand. As of October 31, 2023, we have $9.5 million of available funds to repurchase our common stock under the current authorization.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended October 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: November 30, 2023	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: November 30, 2023	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer