Form 10-Q
period 2024-01-31
American Outdoor Brands, Inc.
filed 2024-03-07
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

The registrant had 12,757,311 shares of common stock, par value $0.001, outstanding as of February 29, 2024.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2024 and 2023

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
•
the possibility that increased demand for sourced products in various industries could cause further delays at various U.S. ports, which could delay the timing of receipts of our products; and,
•
our expectation that we will receive tax and other incentives from federal, state, and local governmental authorities.

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
•
our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; and,
•
other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including information contained herein.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	January 31, 2024 (Unaudited)	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$21,950
Accounts receivable, net of allowance for credit losses of $133 on January 31, 2024 and $125 on April 30, 2023	27,220	26,846
Inventories	100,016	99,734
Prepaid expenses and other current assets	6,564	7,839
Income tax receivable	246	1,251
Total current assets	149,936	157,620
Property, plant, and equipment, net	11,437	9,488
Intangible assets, net	43,273	52,021
Right-of-use assets	33,978	24,198
Other assets	455	260
Total assets	$239,079	$243,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,245	$11,544
Accrued expenses	9,445	8,741
Accrued payroll and incentives	3,018	1,813
Lease liabilities, current	1,303	904
Total current liabilities	23,011	23,002
Notes and loans payable	—	4,623
Lease liabilities, net of current portion	33,642	24,064
Other non-current liabilities	—	34
Total liabilities	56,653	51,723
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,627,170 shares issued and 12,778,097 shares outstanding on January 31, 2024 and 14,447,149 shares issued and 13,233,151 shares outstanding on April 30, 2023	15	14
Additional paid in capital	275,841	272,784
Retained deficit	(69,321)	(62,375)
Treasury stock, at cost (1,849,073 shares on January 31, 2024 and 1,213,998 shares on April 30, 2023)	(24,109)	(18,559)
Total equity	182,426	191,864
Total liabilities and equity	$239,079	$243,587

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$53,425	$50,894	$154,801	$149,006
Cost of sales	30,591	26,905	85,758	80,015
Gross profit	22,834	23,989	69,043	68,991
Operating expenses:
Research and development	1,792	1,575	5,065	4,887
Selling, marketing, and distribution	14,464	14,522	41,933	40,226
General and administrative	9,461	10,893	29,035	32,575
Total operating expenses	25,717	26,990	76,033	77,688
Operating loss	(2,883)	(3,001)	(6,990)	(8,697)
Other (expense)/income, net:
Other income, net	51	226	143	1,052
Interest expense, net	(65)	(213)	(71)	(641)
Total other (expense)/income, net	(14)	13	72	411
Loss from operations before income taxes	(2,897)	(2,988)	(6,918)	(8,286)
Income tax expense/(benefit)	13	(125)	28	(98)
Net loss	$(2,910)	$(2,863)	$(6,946)	$(8,188)
Net loss per share:
Basic	$(0.23)	$(0.21)	$(0.53)	$(0.61)
Diluted	$(0.23)	$(0.21)	$(0.53)	$(0.61)
Weighted average number of common shares outstanding:
Basic	12,883	13,331	13,030	13,413
Diluted	12,883	13,331	13,030	13,413

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended January 31, 2024 and 2023	Shares	Amount	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at October 31, 2022	14,353	$14	$270,220	$(55,676)	921	$(15,781)	$198,777
Net loss	—	—	—	(2,863)	—	—	(2,863)
Stock-based compensation	—	—	1,065	—	—	—	1,065
Issuance of common stock under restricted stock unit awards, net of tax	16	—	(9)	—	—	—	(9)
Repurchase of treasury stock	—	—	—	—	192	(1,812)	(1,812)
Balance at January 31, 2023	14,369	$14	$271,276	$(58,539)	1,113	$(17,593)	$195,158

Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991
Net loss	—	—	—	(2,910)	—	—	(2,910)
Stock-based compensation	—	—	1,133	—	—	—	1,133
Issuance of common stock under restricted stock unit awards, net of tax	21	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	209	(1,788)	(1,788)
Balance at January 31, 2024	14,627	$15	$275,841	$(69,321)	1,849	$(24,109)	$182,426

	Common Stock		Additional		Treasury Stock
For the nine months ended January 31, 2024 and 2023	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(8,188)	—	—	(8,188)
Stock-based compensation	—	—	2,900	—	—	—	2,900
Shares issued under employee stock purchase plan	39	—	287	—	—	—	287
Issuance of common stock under restricted stock unit awards, net of tax	90	—	(304)	—	—	—	(304)
Repurchase of treasury stock	—	—	—	—	276	(2,568)	(2,568)
Balance at January 31, 2023	14,369	$14	$271,276	$(58,539)	1,113	$(17,593)	$195,158

Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(6,946)	—	—	(6,946)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Shares issued under employee stock purchase plan	47	—	339	—	—	—	339
Issuance of common stock under restricted stock unit awards, net of tax	133	1	(353)	—	—	—	(352)
Repurchase of treasury stock	—	—	—	—	635	(5,550)	(5,550)
Balance at January 31, 2024	14,627	$15	$275,841	$(69,321)	1,849	$(24,109)	$182,426

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,946)	$(8,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,919	12,556
Loss on sale/disposition of assets	7	94
Provision for credit losses on accounts receivable	9	12
Stock-based compensation expense	3,071	2,900
Changes in operating assets and liabilities:
Accounts receivable	(383)	3,725
Inventories	(282)	16,171
Prepaid expenses and other current assets	1,275	(1,172)
Income taxes	1,005	(183)
Accounts payable	(2,034)	(2,767)
Accrued payroll and incentives	1,205	(1,006)
Right of use assets	921	413
Accrued expenses	704	2,242
Other assets	110	43
Lease liabilities	(724)	(577)
Other non-current liabilities	(34)	—
Net cash provided by operating activities	9,823	24,263
Cash flows from investing activities:
Payments to acquire patents and software	(1,180)	(3,036)
Proceeds from sale of property and equipment	131	30
Payments to acquire property and equipment	(4,271)	(1,225)
Net cash used in investing activities	(5,320)	(4,231)
Cash flows from financing activities:
Payments on notes and loans payable	(5,000)	(15,170)
Payments to acquire treasury stock	(5,550)	(2,568)
Cash paid for debt issuance costs	—	(88)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	339	287
Payment of employee withholding tax related to restricted stock units	(352)	(304)
Net cash used in financing activities	(10,563)	(17,843)
Net (decrease)/increase in cash and cash equivalents	(6,060)	2,189
Cash and cash equivalents, beginning of period	21,950	19,521
Cash and cash equivalents, end of period	$15,890	$21,710
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$254	$597
Income taxes (net of refunds)	$(979)	$86

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2024	2023
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$146	$341
Changes in right of use assets for operating lease obligations	10,701	130
Changes in lease liabilities for operating lease obligations	10,701	130

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

(1) Organization:

American Outdoor Brands, Inc. (our “company,” “we,” “us,” or “our”) is a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2023. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of January 31, 2024, our condensed consolidated statement of operations for the three and nine months ended January 31, 2024 and 2023, and our condensed consolidated statement of cash flows for the nine months ended January 31, 2024 and 2023. The consolidated balance sheet as of April 30, 2023 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$24,881	$24,493	$388	1.6%
Traditional channels net sales	28,544	26,401	2,143	8.1%
Total net sales	$53,425	$50,894	$2,531	5.0%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$51,006	$49,489	$1,517	3.1%
International net sales	2,419	1,405	1,014	72.2%
Total net sales	$53,425	$50,894	$2,531	5.0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$24,306	$22,581	$1,725	7.6%
Outdoor lifestyle net sales	29,119	28,313	806	2.8%
Total net sales	$53,425	$50,894	$2,531	5.0%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$66,720	$67,750	$(1,030)	-1.5%
Traditional channels net sales	88,081	81,256	6,825	8.4%
Total net sales	$154,801	$149,006	$5,795	3.9%

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$145,777	$141,871	$3,906	2.8%
International net sales	9,024	7,135	1,889	26.5%
Total net sales	$154,801	$149,006	$5,795	3.9%

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$67,752	$67,161	$591	0.9%
Outdoor lifestyle net sales	87,049	81,845	5,204	6.4%
Total net sales	$154,801	$149,006	$5,795	3.9%

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.

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

The amounts of assets and liabilities related to our operating leases as of January 31, 2024 and April 30, 2023 are as follows (in thousands):

	January 31, 2024	April 30, 2023
Operating Leases
Right-of-use assets	$37,539	$26,999
Accumulated amortization	(3,561)	(2,801)
Right-of-use assets, net	$33,978	$24,198

Lease liabilities, current portion	$1,303	$904
Lease liabilities, net of current portion	33,642	24,064
Total operating lease liabilities	$34,945	$24,968

On January 31, 2023, we entered an Assignment Agreement with our former parent company and RCS – S&W Facility, LLC to assign to us the rights of the tenant under the Lease Agreement, dated October 26, 2017, as amended by the First Amendment of Lease Agreement, dated October 25, 2018, and as further amended by the Second Amendment to Lease Agreement, dated January 31, 2019 (collectively, the “Lease”), which assignment was effective on January 1, 2024.

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, or the Building, where we formerly subleased approximately 361,000 of the Building from our former parent company. We now lease the entire building and the Lease provides us with an option to expand the Building by up to 491,000 additional square feet. The terms of the Lease are consistent with the sublease agreement that we formerly had with our former parent company. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. We will receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent has guaranteed the Lease through the end of the term. During the three months ended January 31, 2024, we recorded a right-of-use asset and lease liability of $10.6 million for the additional space provided under the Assignment Agreement.

For the three and nine months ended January 31, 2024, we recorded $868,000 and $2.5 million, respectively, of operating lease costs, of which $2,000 and $9,000 were short-term operating lease costs. For the three and nine months ended January 31, 2023, we recorded $1.1 million and $3.1 million, respectively, of operating lease costs, of which $43,000 and $131,000 were short-term operating lease costs. As of January 31, 2024, our weighted average lease term and weighted average discount rate for our operating leases were 14.8 years and 6.0%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

Future lease payments for all our operating leases for the remainder of fiscal 2024 and for succeeding fiscal years, as of January 31, 2024, are as follows (in thousands):

Operating
2024	$838
2025	3,354
2026	3,270
2027	3,299
2028	3,348
Thereafter	39,322
Total future lease payments	53,431
Less amounts representing interest	(18,486)
Present value of lease payments	34,945
Less current maturities of lease liabilities	(1,303)
Long-term maturities of lease liabilities	$33,642

The operating cash flows used for operating leases was $724,000 and $577,000 for the nine months ended January 31, 2024 and 2023, respectively.

(4) Intangible Assets, net:

The following table summarizes intangible assets as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31, 2024			April 30, 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(77,667)	$12,313	$89,980	$(74,035)	$15,945
Developed software and technology	27,761	(19,697)	8,064	31,022	(21,978)	9,044
Patents, trademarks, and trade names	69,344	(48,541)	20,803	68,943	(44,042)	24,901
	187,085	(145,905)	41,180	189,945	(140,055)	49,890
Patents and software in development	1,663	—	1,663	1,701	—	1,701
Total definite-lived intangible assets	188,748	(145,905)	42,843	191,646	(140,055)	51,591
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,178	$(145,905)	$43,273	$192,076	$(140,055)	$52,021

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $3.3 million and $3.6 million for the three months ended January 31, 2024 and 2023, respectively. Amortization expenses amounted to $9.7 million and $10.4 million for the nine months ended January 31, 2024 and 2023, respectively.

Future expected amortization expense for the remainder of fiscal 2024 and for succeeding fiscal years, as of January 31, 2024, are as follows (in thousands):

Fiscal	Amount
2024	$3,292
2025	9,659
2026	8,310
2027	5,893
2028	4,486
Thereafter	9,540
Total	$41,180

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $15.9 million as of January 31, 2024 and $22.0 million as of April 30, 2023. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We currently do not have any Level 3 financial assets or liabilities as of January 31, 2024.

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31, 2024	April 30, 2023
Finished goods	$89,917	$90,906
Finished parts	2,775	2,818
Work in process	69	66
Raw material	7,255	5,944
Total inventories	$100,016	$99,734

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. As of January 31, 2024 and April 30, 2023, we have

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

recorded $3.8 million and $4.3 million, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.

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

As of January 31, 2024, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at January 31, 2023, those borrowings would have borne interest at approximately 6.82%, which is equal to SOFR plus the applicable margin.

In the fiscal year ended April 30, 2023, we executed an irrevocable standby letter of credit for $1.7 million to collateralize duty drawback bonds. During the three months ended January 31, 2024, no amounts have been drawn on the letter of credit.

(8) Equity:

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 29, 2023. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the three and nine months ended January 31, 2024, under these authorizations, we repurchased 209,548 and 635,075 shares, respectively, of our common stock for $1.8 million and $5.6 million, respectively, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2024 and 2023.

Due to the loss from operations for the three and nine months ended January 31, 2024 and 2023, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

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

For the Three and Nine Months Ended January 31, 2024 and 2023

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Nine Months ended January 31,
	2024	2023
Grant date fair market value
American Outdoor Brands, Inc.	$8.79	$12.70
Russell 2000 Index	$1,769.21	$1,882.91
Volatility (a)
American Outdoor Brands, Inc.	45.53%	49.04%
Russell 2000 Index	27.08%	31.75%
Correlation coefficient (b)	0.48	0.50
Risk-free interest rate (c)	3.81%	2.91%
Dividend yield (d)	0%	0%

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

During the nine months ended January 31, 2024, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 318,947 RSUs during the nine months ended January 31, 2023, including 103,118 RSUs to executive officers and 215,829 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the nine months ended January 31, 2024, 79,131 PSUs were cancelled, at target, as a result of the performance condition not being met, and 22,201 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2024, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.3 million.

During the nine months ended January 31, 2023, we granted an aggregate of 52,277 market-condition PSUs to our executive officers. We also granted 264,898 service-based RSUs during the nine months ended January 31, 2023, including 52,277 RSUs to executive officers and 212,621 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2019 grant, we vested 7,200 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the nine months ended January 31, 2023, we cancelled 7,094 service-based RSUs as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2023, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.3 million.

We recognized $1.1 million of stock-based compensation expense for the three months ended January 31, 2024 and 2023. We recognized $3.1 million and $2.9 million of stock-based compensation expense for the nine months ended January 31, 2024 and 2023, respectively.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2024 and 2023 is as follows:

	For the Nine Months Ended January 31,
	2024		2023
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	560,579	$13.36	349,774	$15.93
Awarded	395,384	8.69	323,375	10.87
Vested	(174,415)	11.69	(123,223)	13.33
Forfeited	(116,555)	12.58	(7,094)	15.22
RSUs and PSUs outstanding, end of period	664,993	$11.16	542,832	$13.51

As of January 31, 2024, there was $2.6 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.2 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2024, 47,466 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the nine months ended January 31, 2024 and 2023:

	For the Nine Months ended January 31,
	2024	2023
Risk-free interest rate	5.46% - 5.53%	3.97% - 4.01%
Expected term	6 months - 12 months	6 months - 12 months
Expected volatility	43.2% - 48.9%	51.9% - 58.4%
Dividend yield	0%	0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2024 and 2023

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31, 2024	April 30, 2023
Accrued freight	$2,603	$1,962
Accrued sales allowances	2,308	2,453
Accrued commissions	1,359	1,072
Accrued warranty	1,103	966
Accrued professional fees	926	1,106
Accrued employee benefits	597	568
Accrued taxes other than income	286	346
Accrued other	263	268
Total accrued expenses	$9,445	$8,741

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense/(benefit) of $13,000 and ($125,000) for the three months ended January 31, 2024 and 2023, respectively. The effective tax rate for the three months ended January 31, 2024 and 2023 was (0.4%) and 4.2%, respectively. We recorded income tax expense/(benefit) of $28,000 and ($98,000) for the nine months ended January 31, 2024 and 2023, respectively. The effective tax rate for the nine months ended January 31, 2024 and 2023 was (0.4%) and 1.2%, respectively. Income tax benefit for the nine months ended January 31, 2023 included a discrete tax benefit of $127,000 associated with return to provision adjustments relating to the Federal tax return filed for the prior fiscal year.

On March 7, 2023, the Internal Revenue Service (“IRS”) initiated an examination of our Federal income tax return filed for the tax period ended April 30, 2021. During the three months ended January 31, 2024, we were notified by the IRS that they had concluded their examination. As a result of their examination procedures, there was no impact to our condensed consolidated financial statements.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months and nine months ended January 31, 2024 and 2023, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

For the Three and Nine Months Ended January 31, 2024 and 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2024 and 2023 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2023. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Third Quarter Fiscal 2024 Highlights

Our operating results for the three months ended January 31, 2024 included the following:

•
Net sales were $53.4 million, an increase of $2.5 million or 5.0%, over the comparable quarter last year.
•
Gross margin was 42.7%, a decrease of 440 basis points from the comparable quarter last year.
•
Net loss was $2.9 million, or $0.23 per diluted share, compared with a net loss of $2.9 million, or $0.21 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $2.4 million for the three months ended January 31, 2024 compared with $3.3 million for the three months ended January 31, 2023. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the nine months ended January 31, 2024 included the following:

•
Net sales were $154.8 million, an increase of $5.8 million, or 3.9%, over the prior year comparable period.
•
Gross margin was 44.6%, a decrease of 170 basis points from the prior year comparable period.
•
Net loss was $6.9 million, or $0.53 per diluted share, compared with a net loss of $8.2 million, or $0.61 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $8.7 million for the nine months ended January 31, 2024 compared with $11.0 million for the nine months ended January 31, 2023. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$53,425	$50,894	$2,531	5.0%
Cost of sales	30,591	26,905	3,686	13.7%
Gross profit	$22,834	$23,989	$(1,155)	-4.8%
% of net sales (gross margin)	42.7%	47.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$24,881	$24,493	$388	1.6%
Traditional channels net sales	28,544	26,401	2,143	8.1%
Total net sales	$53,425	$50,894	$2,531	5.0%

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

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$51,006	$49,489	$1,517	3.1%
International net sales	2,419	1,405	1,014	72.2%
Total net sales	$53,425	$50,894	$2,531	5.0%

The following table sets forth certain information regarding net sales categories for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$24,306	$22,581	$1,725	7.6%
Outdoor lifestyle net sales	29,119	28,313	806	2.8%
Total net sales	$53,425	$50,894	$2,531	5.0%

For the three months ended January 31, 2024, total net sales increased $2.5 million, or 5.0%, over the comparable quarter last year because of an increase in net sales of certain personal protection and rugged outdoor products as well as our hunting and fishing products.

Net sales in our e-commerce channel increased $388,000, or 1.6%, over the comparable quarter last year, primarily because of an increase in direct-to-consumer net sales for products sold on our e-commerce platform. E-commerce channel net sales for our outdoor lifestyle category increased primarily from higher rugged outdoor product net sales as a result of higher holiday shopping trends and increased promotional product discounts.

Net sales in our traditional channels increased $2.1 million, or 8.1%, over the comparable quarter last year. Traditional channel net sales for our shooting sports category increased primarily because of selling slow moving personal protection products at a discount and higher net sales of certain shooting accessories. Traditional channel net sales for our outdoor lifestyle category increased primarily from higher fishing and hunting product net sales as a result of higher holiday shopping trends, partially offset by lower orders of certain rugged outdoor products. In addition, our international net sales increased $1.0 million, or 72.2%, over the comparable quarter last year as a result of increased sales in Canada because of increased orders in the region as we continued to focus on introducing more outdoor lifestyle brands in Canada.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 22.1% of net sales for the three months ended January 31, 2024.

Gross margin for the three months ended January 31, 2024 decreased 440 basis points from the comparable quarter last year, primarily because of higher tariff, freight, and duty expenses driven by increased inventory purchases earlier in fiscal 2024, as well as an increase in promotional activity.

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$154,801	$149,006	$5,795	3.9%
Cost of sales	85,758	80,015	5,743	7.2%
Gross profit	$69,043	$68,991	$52	0.1%
% of net sales (gross margin)	44.6%	46.3%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$66,720	$67,750	$(1,030)	-1.5%
Traditional channels net sales	88,081	81,256	6,825	8.4%
Total net sales	$154,801	$149,006	$5,795	3.9%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$145,777	$141,871	$3,906	2.8%
International net sales	9,024	7,135	1,889	26.5%
Total net sales	$154,801	$149,006	$5,795	3.9%

The following table sets forth certain information regarding net sales categories for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$67,752	$67,161	$591	0.9%
Outdoor lifestyle net sales	87,049	81,845	5,204	6.4%
Total net sales	$154,801	$149,006	$5,795	3.9%

For the nine months ended January 31, 2024, total net sales increased $5.8 million, or 3.9%, over the prior year comparable period because of an increase in net sales of our outdoor lifestyle products.

Net sales in our e-commerce channel decreased $1.0 million, or 1.5%, over the prior year comparable period, primarily because of lower net sales to the world's largest e-commerce retailer as a result of reduced orders. E-commerce channel net sales for our shooting sports category decreased because of lower net sales for certain personal protection products. E-commerce channel net sales for our outdoor lifestyle category increased primarily from higher net sales for certain hunting and rugged outdoor products as a result of additional promotional activity, partially offset by lower net sales for our outdoor cooking products.

Net sales in our traditional channels increased $6.8 million, or 8.4%, over the prior year comparable period. Traditional channel net sales for our shooting sports category increased primarily because of selling slow moving personal protection products at a discount and higher net sales of certain shooting accessories mentioned above. Traditional channel net sales for our outdoor lifestyle category increased primarily as a result of higher net sales for hunting, fishing, and certain rugged outdoor products, which include new product introductions during fiscal 2024. In addition, our traditional channel net sales increased because we began selling one of our outdoor lifestyle direct-to-consumer only brands at retail. Our international net sales increased $1.9 million, or 26.5%, over the prior year comparable period as a result of increased sales in Canada because of increased orders in the region as we focus on introducing more outdoor lifestyle products in Canada.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 23.0% of net sales for the nine months ended January 31, 2024.

Gross margin for the nine months ended January 31, 2024 decreased 170 basis points from the prior year comparable period primarily from higher tariff, freight, and duty expenses from increased inventory purchases earlier in fiscal 2024 and increased promotional product discounts.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$1,792	$1,575	$217	13.8%
Selling, marketing, and distribution	14,464	14,522	(58)	-0.4%
General and administrative	9,461	10,893	(1,432)	-13.1%
Total operating expenses	$25,717	$26,990	$(1,273)	-4.7%
% of net sales	48.1%	53.0%

Research and development expenses increased $217,000 over the comparable quarter last year, primarily from increased depreciation for new product tooling. Selling, marketing, and distribution expenses remained flat as compared to the comparable quarter last year. General and administrative expenses decreased $1.4 million from the comparable quarter last year, primarily because of lower insurance premiums, reduced enterprise resource planning system implementation-related expenses, and lower rent expense as result of the facility consolidations we completed in the prior fiscal year.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$5,065	$4,887	$178	3.6%
Selling, marketing, and distribution	41,933	40,226	1,707	4.2%
General and administrative	29,035	32,575	(3,540)	-10.9%
Total operating expenses	$76,033	$77,688	$(1,655)	-2.1%
% of net sales	49.1%	52.1%

Research and development expenses increased $178,000 over the prior year comparable period from increased depreciation for new product tooling. Selling, marketing, and distribution expenses increased $1.7 million over the prior year comparable period, primarily because of increased outbound freight costs and other sales volume-related expenses. General and administrative expenses decreased $3.5 million from the prior year comparable period, primarily because of $1.2 million lower legal and advisory fees associated with the completed cooperation agreement with a stockholder that was completed in the prior fiscal year, $1.1 million of reduced enterprise resource planning system implementation-related expenses, and $500,000 of lower rent expense as result of the facility consolidations we completed in the prior fiscal year.

Operating Loss

The following table sets forth certain information regarding operating loss for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating loss	$(2,883)	$(3,001)	$118	-3.9%
% of net sales (operating margin)	-5.4%	-5.9%

Operating loss for the three months ended January 31, 2024 was relatively flat as compared to the comparable quarter last year.

The following table sets forth certain information regarding operating loss for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating loss	$(6,990)	$(8,697)	$1,707	-19.6%
% of net sales (operating margin)	-4.5%	-5.8%

Operating loss for the nine months ended January 31, 2024 was $7.0 million, a $1.7 million increase from an operating loss of $8.7 million for the nine months ended January 31, 2023, primarily because of lower operating expenses as mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax benefit for the three months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$13	$(125)	$138	-110.4%
% of income from operations (effective tax rate)	-0.4%	4.2%		-4.6%

We recorded income tax expense of $13,000 for the three months ended January 31, 2024 compared with income tax benefit of $125,000 for the prior year comparable period because of differences in the timing of recording return to provision adjustments relating to our Federal tax returns. The income tax expense recorded for the three months ended January 31, 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets. The income tax benefit recorded during the three months ended January 31, 2023 was primarily due to recording return to provision adjustments relating to the Federal tax return filed for the prior fiscal year.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$28	$(98)	$126	-128.6%
% of income from operations (effective tax rate)	-0.4%	1.2%		-1.6%

We recorded income tax expense of $28,000 for the nine months ended January 31, 2024 compared with income tax benefit of $98,000 for the prior year comparable period. The income tax expense recorded during the nine months ended January 31, 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets. The income tax benefit recorded during the nine months ended January 31, 2023 was primarily due to recording return to provision adjustments relating to the Federal tax return filed for the prior fiscal year.

On March 7, 2023, the Internal Revenue Service (“IRS”) initiated an examination of our Federal income tax return filed for the tax period ended April 30, 2021. During the three months ended January 31, 2024, we were notified by the IRS that they had concluded their examination. As a result of their examination procedures, there was no impact to our condensed consolidated financial statements.

Net loss

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net loss	$(2,910)	$(2,863)	$(47)	1.6%
Net loss per share
Basic	$(0.23)	$(0.21)	$(0.02)	9.5%
Diluted	$(0.23)	$(0.21)	$(0.02)	9.5%

Net loss was $2.9 million, or $0.23 per diluted share, for the three months ended January 31, 2024 compared with net loss of $2.9 million, or $0.21 per share, for the comparable quarter last year.

The following table sets forth certain information regarding net loss and the related per share data for the nine months ended January 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net loss	$(6,946)	$(8,188)	$1,242	-15.2%
Net loss per share
Basic	$(0.53)	$(0.61)	$0.08	-13.1%
Diluted	$(0.53)	$(0.61)	$0.08	-13.1%

Net loss was $6.9 million, or $0.53 per diluted share, for the nine months ended January 31, 2024 compared with net loss of $8.2 million, or $0.61 per share, for the prior year comparable period, primarily because of lower operating expenses.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and nine months ended January 31, 2024 and 2023, respectively (dollars in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2024	2023	2024	2023
	(Unaudited)
GAAP net loss	$(2,910)	$(2,863)	$(6,946)	$(8,188)
Interest expense	65	213	71	641
Income tax expense/(benefit)	13	(125)	28	(98)
Depreciation and amortization	3,968	3,894	11,848	12,115
Stock compensation	1,133	1,065	3,071	2,900
Technology implementation	106	543	465	1,585
Acquisition costs	—	—	—	47
Facility consolidation costs	—	548	—	840
Stockholder cooperation agreement costs	—	—	—	1,177
Other	—	—	204	—
Non-GAAP Adjusted EBITDAS	$2,375	$3,275	$8,741	$11,019

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

The following table sets forth certain cash flow information for the nine months ended January 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$9,823	$24,263	$(14,440)	-59.5%
Investing activities	(5,320)	(4,231)	(1,089)	25.7%
Financing activities	(10,563)	(17,843)	7,280	-40.8%
Total cash flow	$(6,060)	$2,189	$(8,249)	-376.8%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash generated by operating activities was $9.8 million for the nine months ended January 31, 2024 compared with cash generated by operating activities of $24.3 million for the nine months ended January 31, 2023. Cash generated by operating activities for the nine months ended January 31, 2024 was primarily impacted by $1.3 million of lower prepaid expenses and other current assets because of reduced deposits on inventory and increased accrued payroll and incentives because of higher management incentive accruals, offset by lower accounts payable due to timing.

Investing Activities

Cash used in investing activities was $1.1 million higher during the nine months ended January 31, 2024 compared with the prior year comparable period, primarily from higher spending on warehouse equipment in conjunction with the Lease assignment, noted below. We expect to spend approximately $6.0 million to $6.5 million of capital expenditures in fiscal 2024, an increase of $1.1 million to $1.6 million over fiscal 2023.

Financing Activities

Cash used in financing activities was $10.6 million for the nine months ended January 31, 2024, primarily from $5.0 million to payoff all our borrowings on our revolving line of credit and $5.6 million used to repurchase 635,075 shares of our common stock.

On January 31, 2023, we entered an Assignment Agreement with our former parent company and RCS – S&W Facility, LLC to assign to us the rights of the tenant under the Lease Agreement, dated October 26, 2017, as amended by the First Amendment of Lease Agreement, dated October 25, 2018, and as further amended by the Second Amendment to Lease Agreement, dated January 31, 2019 (collectively, the “Lease”), which assignment was effective on January 1, 2024.

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, or the Building, where we formerly subleased approximately 361,000 of the Building from our former parent company. We now lease the entire building and the Lease provides us with an option to expand the Building by up to 491,000 additional square feet. The terms of the Lease are consistent with the sublease agreement that we formerly had with our former parent company. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. We will receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term. During the three months ended January 31, 2024, we recorded a right-of-use asset and lease liability of $10.6 million for the additional space provided under the Assignment Agreement.

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

We had $15.9 million of cash equivalents on hand as of January 31, 2024 and had $22.0 million in cash and cash equivalents on hand as of April 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the nine months ended January 31, 2024 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total first quarter fiscal year 2024	267,991	$8.43	267,991	$4,217
Total second quarter fiscal year 2024	157,536	9.46	425,527	9,537
November 1, 2023 to November 30, 2023	55,662	8.39	481,189	9,070
December 1, 2023 to December 31, 2023	64,670	8.00	545,859	8,552
January 1, 2024 to January 31, 2024	89,216	8.94	635,075	7,755
Total third quarter fiscal year 2024	209,548	8.50	635,075	7,755
Total year-to-date fiscal year 2024	635,075	$8.71	635,075	$7,755

(1) On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 29, 2023. We purchased 375,556 shares in fiscal 2024 until the plan expired for a total of $3.3 million, utilizing cash on hand. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the three and nine months ended January 31, 2024, under these authorizations, we repurchased a total of 209,548 and 635,075 shares, respectively, of our common stock for $1.8 million and $5.6 million, respectively, utilizing cash on hand. As of January 31, 2024, we have $7.8 million of available funds to repurchase our common stock under the current authorization.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended January 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.1

Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp., as assigned to the Registrant effective January 1, 2024 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

10.2

First Amendment to Lease Agreement, dated as of October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation, as assigned to the Registrant effective January 1, 2024 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

10.3

Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.) and American Outdoor Brands Corporation, as assigned to the Registrant effective January 1, 2024 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2023).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 7, 2024	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 7, 2024	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer