Form 10-K
period 2024-04-30
American Outdoor Brands, Inc.
filed 2024-06-27
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

Commission File Number 001-39366

American Outdoor Brands, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		84-4630928 (I.R.S. Employer Identification No.)
1800 North Route Z Columbia, Missouri 65202 (800) 338-9585
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

The aggregate market value of Common Stock held by non-affiliates of the registrant (13,907,131 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $123,495,323. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Registrant’s Common Stock outstanding as of June 24, 2024 was 12,894,558.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2024

Accumax®, BOG®, BUBBA®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, E-MAX®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Mag Charger®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, ust®, Wheeler®, XLA Bipod®, Crimson Trace®, Lasergrips®, Laserguard®, Laserlyte®, Lasersaddle®, Lightguard®, Rail Master®, are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, Don’t Be Outdoorsy – Be Outdoors™, Engineered for the Unknown™, From Niche to Known™, Lockdown Puck™, MEAT!™, MEAT Your Maker!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, Unmatched Accuracy at the Bench and in the Field™, Water to Plate™, Your Land. Your Legacy™, are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, and Smith & Wesson®, among others. This report also may contain trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the following:

•
our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of one year;
•
our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•
the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•
the consolidated financial statements may not be indicative of our future performance;
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
•
our future capital requirements depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and any acquisitions or strategic investments that we may determine to make;
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
•
the possibility that increased demand for sourced products in various industries and other transportation disturbances could cause delays at various U.S. ports, which could delay the timing of receipt or cost of our products; and
•
our expectation that our inventory balance will increase in our first quarter of fiscal 2025 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year.

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
•
our ability to forecast demand for our products accurately;
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
•
our ability to comply with any applicable foreign laws or regulations and the effect of any increased protective tariffs;
•
economic, social, political, legislative, and regulatory factors;
•
the potential for increased regulation of firearms and firearms-related products;
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

We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at https://ir.aob.com/financial-information/sec-filings as soon as practicable after such reports are available on the SEC’s website at sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PART I

Item 1. Business

General

We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness and for use in the backyard; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center. In focusing on the growth of our brands, we organize our product development and marketing teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

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
•
Our Defender brands focus on protection and include products that are used by consumers in situations that require self-defense, for training, and for securing high value or high consequence possessions.

Our sales activities are focused on how we go to market within the e-commerce and traditional distribution channels. These two channels involve distinct strategies intended to increase revenue and enhance market share by placing our products where the consumer expects to find them. Our sales team is built around the two distribution channels and is organized into product categories and regions within the e-commerce and traditional channels and sells our products across all four of our brand lanes. We measure our success through sales performance in these distribution channels against prior results and our own expectations.

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

We believe that throughout our history, we have been able to utilize our understanding of consumer needs to develop and introduce innovative new disruptive products with strong intellectual property protection that have continually increased our market share in their product categories, such as our BUBBA Electric Fillet Knife, which we believe represents a substantial portion of the market share in the electric fillet knife category. We have enhanced our product development capabilities, developed a multi-faceted marketing approach, improved our multi-channel distribution platform, and expanded and diversified our business through organic growth and strategic acquisitions.

Our net sales were $201.1 million for the fiscal year ended April 30, 2024; $191.2 million for the fiscal year ended April 30, 2023; and $247.5 million for the fiscal year ended April 30, 2022. Results reported include net sales related to acquisitions for the period subsequent to their respective acquisition dates. Our gross profit for the fiscal years ended April 30, 2024, 2023, and 2022 totaled $88.4 million, $88.1 million, and $114.2 million, respectively. Total assets were $240.6 million as of April 30, 2024 and $243.6 million as of April 30, 2023.

Spin-Off Transaction

On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent company, completed the spin-off of its outdoor products and accessories business to us, or the Separation. The Separation was effected through the transfer of all of the assets and legal entities, subject to any related liabilities, associated with its outdoor products and accessories business to us, and the distribution of all the outstanding shares of our common stock to the holders of the common stock of our former parent company, as of the close of business on August 10, 2020.

Corporate Information

We were incorporated in Delaware on January 28, 2020 and we maintain our principal executive offices at 1800 North Route Z, Columbia, Missouri 65202. Our telephone number is (800) 338-9585. Our website is located at AOB.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our ESG report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and Nasdaq. These documents are also available in print by contacting our corporate secretary at our executive offices. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.

Market Opportunity

Our primary target customers are outdoor-oriented consumers who enjoy active lifestyles with a focus on outdoor activities. The primary users of our products consist of a wide range of outdoor enthusiasts, including those who engage in recreational target shooting, personal security and defense, hunting, archery, fishing, outdoor cooking, camping, and hiking.

Driven in part by the start of the COVID-19 pandemic, outdoor recreation consumer participation trends have been favorable since 2020, resulting in 14.5 million new participants since January 2020. A report issued in 2023 by the Outdoor Industry Association outlined that the outdoor recreation participant base grew by 2.3 percent in calendar 2022 to a record 168.1 million participants, or 55 percent of the United States population ages six and older. In addition, 80% of outdoor activity categories experienced participation growth, including camping and fishing, large categories in which we participate. According to various other industry studies published by the Outdoor Industry Association, National Shooting Sports Foundation, or NSSF, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased in hunting, camping, and fishing. According to the Outdoor Foundation and Recreational Boating & Fishing Foundation, as of 2022, there are an estimated 54 million anglers in the United States, with nearly 42 million of those anglers participating in freshwater and 14 million anglers participating in saltwater. Our acquisition of Grilla in March 2022 gave us entry into the estimated $7 billion outdoor cooking industry. In addition, strong participation in firearm ownership led to approximately 19 million new entrants into shooting sports since calendar 2019, according to the NSSF. According to a study in 2017, the NSSF estimates roughly 50 million people visit a shooting range each year, and in a more recent report, an estimated 20 million people participate in target shooting on a regular basis. Finally, the Outdoor Industry Association estimated that roughly 15 million people engaged in hunting in 2022.

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

Repeatable Process for Innovating and Rejuvenating Mature Product Categories

We have approximately 30 product designers, engineers, and software developers situated across five in-house state-of-the-art product development labs who are capable of delivering over 200 new products, annually. We recognize the importance of innovation and protecting our intellectual property. We currently have more than 390 patents and patents pending and have registered and unregistered trademarks related to our products. Our designers and engineers come from diverse industry backgrounds, including medical and laboratory equipment, defense, home goods, and automotive. We believe this diversity yields a unique combination of methods and perspectives that fosters innovation within traditionally mature rugged outdoor product categories. One example of this innovation is our entry into the large, underserved "catch and release" market with our BUBBA tournament-grade Pro Series Smart Fish Scale, or Pro SFS, which is integrated with smart technology that consumers can access through a BUBBA smartphone application. This smart technology allows anglers to log their catches, record detailed information, and connect with other anglers to share information about their catches and their excursions. We believe the BUBBA Pro SFS is the first product of its kind and is intended to reinvent the way anglers pursue their sport. In addition to fostering enhanced competition and enabling the gamification of freshwater fishing through its tournament functionality, the BUBBA Pro SFS supports conservation and sustainability in fishing by allowing anglers to catch, weigh, and immediately release their catch, reducing the fish out-of-the-water time.

Because we have such a wide breadth of products that span 21 brands, our product development teams frequently leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our BUBBA Pro SFS, which we launched in 2023 and which incorporates technology or design from products that are situated across all four brand lanes. The BUBBA Pro SFS incorporates lithium battery pack technology from our Caldwell EMax Pro hearing protection line (Marksman brand lane), Bluetooth connection capability to a smart phone with live data monitoring and logging through a cloud server system from our Lockdown Puck (Defender brand lane), interactive LCD screen and menu system from our BOG Bloodmoon Game camera products (Harvester brand lane), and waterproof storage system and BUBBA-Rubba non-slip grip technology from our BUBBA Multi-Flex products (Adventurer brand lane).

Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution

We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 24 transactions over the last 17 years, ranging from $1 million to approximately $1 billion in enterprise value. In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships facilitate the identification of future potential acquisition targets.

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

Strategy

Introduce a Continuing Stream of New and Differentiated High-Quality Rugged Outdoor Products that Drive Customer Satisfaction and Loyalty

We plan to continue conceiving, designing, producing or sourcing, and marketing in a timely manner a continuing stream of innovative new and differentiated high-quality rugged outdoor products and product extensions that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty to our product groups. Our tradition of innovation and our ongoing research and development, product engineering, product and component sourcing, marketing, and distribution activities are critical components of our ability to continue to offer successful products and help grow our business through increased market share in the product categories in which we participate.

We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•
ICAST Show 2023 "Best Cutlery, Hand Pliers and Tools" award - BUBBA Pro Series Smart Fish Scale;
•
NASGW Show 2023 "Best New Accessory" - Caldwell Flash Bang AR500 Steel Target Hit Indicator;
•
NASGW Show 2023 "Accessory Manufacturer of the Year";
•
Field & Stream "Hottest Knives of 2023" - Schrade Enrage Series;
•
Field & Stream "Best Vertical Smoker of 2023" - Grilla Mammoth Vertical Pellet Smoker;
•
NASGW Show 2022 "Best New Accessory" - Caldwell Claymore;
•
ICAST Show 2022 "Best Cutlery, Hand Pliers and Tools" award – BUBBA Multi-Flex Fillet Knife; and
•
Golden Bullseye Award 2022 American Rifleman Optic of the Year – Crimson Trace Brushline Pro 4-16x50 Scope.

We also devote significant time and energy to expand the reach of our brands into targeted new rugged outdoor markets that are aligned with the positioning of our brands. We “cross-pollinate” technology across brands, such as transporting the non-slip grip from our BUBBA fishing products onto the handles of Hooyman’s line of hand-held land management tools to provide further product differentiation.

Expand Our Addressable Market through New Categories, Markets, and Distribution

We plan to continue to expand the size of our addressable market beyond the shooting, hunting, and rugged outdoor markets and thereby enlarge our customer base and customer relationships through entry into new product categories, new markets, and new distribution channels. We believe our Caldwell Claymore family of clay throwers represents our organic entry into the broader shotgun shooting sports category. We believe our innovative BUBBA Pro SFS represents our organic entry into a large freshwater "catch and release" market. We believe our innovative Hooyman seed spreaders represent our organic expansion in the farm, home, and hardware distribution channels. We believe the acquisition of Grilla represents our inorganic entry into an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We expect, by expanding our addressable market through new product categories, markets, and distribution channels, we will further increase and diversify our customer base.

Cultivate and Enhance Direct-to-Consumer Relationships through Our Digital Platforms

We plan to continue to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. We have established dedicated websites for all of our key brands, and each of our brands has access to marketing and e-commerce resources that work to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those consumers who prefer a traditional retail approach rather than purchasing directly from our online platform. In addition, our e-commerce platform allows consumers to purchase our products direct from our warehouse, which is not constrained by inventory management efforts at retail. Our e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our e-commerce platform and digital ecosystem to organically enter the meat processing market with our MEAT! Your Maker brand, which includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers. Although we began selling these brands into the traditional channel in fiscal 2024, we have sold and expect to continue to sell these products directly to consumers through our website MEATyourmaker.com. In addition, we sell Grilla branded products, acquired in fiscal 2022, directly to consumers primarily through our website grillagrills.com.

Expand and Enhance Our Supply Chain

We plan to continue to expand and enhance our supply chain by identifying, qualifying, attracting, and maintaining contract manufacturers and other suppliers of finished products and components made to our specifications and the raw materials needed for products and components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers reduces our dependence on any one or small group of suppliers and helps protect us against supplier financial, operational, performance, or capacity issues.

Pursue Acquisitions that Financially and Strategically Complement our Current Business

We plan to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, flexible technology platforms, and services. We believe our latest acquisition of Grilla in fiscal 2022 demonstrated the above criteria. We believe the architecture of our brand lanes, sales organization, distribution capabilities, and flexible technology platforms provide us with a leverageable structure from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base.

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

We typically launch over 200 new outdoor products and accessories stock keeping units, or SKUs, each year. We generally strive to bring a new product from concept to market within 6 to 12 months, depending on product complexity and other matters. Our extensive product portfolio includes highly regarded brands, such as Caldwell, our line of shooting and range supplies, BOG, our line of hunting accessories; BUBBA, our line of fishing tools and knives; MEAT! Your Maker, our line of meat processing equipment; and Grilla, our line of outdoor cooking products.

Approximately 15% of our employees are focused on research and development activities. In fiscal 2024, 2023, and 2022, our gross spending on research and development activities relating to the development of new products was $6.9 million, $6.4 million, and $5.5 million, respectively. We expense research and development costs as incurred.

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
•
Performance Center by Smith & Wesson – cutlery, cleaning kits, and various accessories
•
Smith & Wesson Accessories – knives, flashlights, shooting glasses and cases, cleaning kits, and hearing protection products
•
Crimson Trace – aiming solutions
•
LaserLyte – training systems

We own all of our brands with the exception of those brands and trademarks that we license, which includes the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, the “T/C” logo, and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.

Brand Lanes

Our Brand Lanes are the foundation for our distinctive product development and marketing functions. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers. Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products. Dedicated management, marketing, creative, digital support, and engineering resources supporting each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts. We currently market our products under 21 distinct brands, organized into four brand lanes aligned with our specific consumer verticals:

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

Marketing

We deploy a multi-faceted strategy to engage with consumers and to deliver positive consumer experiences. Our marketing approach begins with our team utilizing digital, television, print, and other advertising media to assure that our customers and consumers connect with our brands and to the products we offer.

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

For the fiscal years ended April 30, 2024, 2023, and 2022, advertising and promotion expenses were $11.1 million, $11.9 million, and $13.3 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

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

We utilize our websites, including AOB.com, BUBBA.com, SCHRADE.com, grillagrills.com, ustgear.com, BOGhunt.com, Hooyman.com, OldTimerKnives.com, MEATyourmaker.com, CaldwellShooting.com, FrankfordArsenal.com, WheelerTools.com, TiptonClean.com, CrimsonTrace.com, Lockdown.com, Laserlyte.com, store.smith-wesson.com, and accessories.tcarms.com, to market our products and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government agencies.

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

Distribution Channels and Customers

We distribute our products through e-commerce and traditional distribution channels. Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites. This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick-and-mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs. The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offerings, accounted for 22.1% and 25.4% of our net sales for fiscal 2024 and 2023, respectively.

Our sales team is built around the two distribution channels and is organized into product categories and regions within the e-commerce and traditional channels and sells our products across all four of our brand lanes. We believe the structure of our sales organization allows us to accomplish four very important goals. First, it gives us the ability to consistently focus on the unique needs and requirements of each product category. Second, it allows us to bring brand expertise and awareness to our customers. Third, and most importantly, it allows us to develop and execute strategic plans based on how each channel conducts business as well as how it targets the primary and secondary consumers within those channels. Finally, our sales organization is designed to be able to adapt to acquisitions and the expansion of our brands into new categories without having to alter our sales structure. We believe this will allow us to integrate new categories into our teams with minimal disruption to our existing business and, more importantly, allow us to quickly begin leveraging our size and scope with the new additions.

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

We believe consumers favor multiple purchasing options between online and traditional brick and mortar retailers. As a result, traditional brick and mortar retail stores are evolving to remain competitive. Traditional brick and mortar retailers have also been expanding their own e-commerce retail platforms and assortment of products as well as expanding their online advertising and promotional programs.

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

Service and Support

In order to provide consumers with positive experiences involving our products, we maintain a dedicated team of trained customer support representatives who seek to successfully address customer questions or issues that may arise across our product offerings. We utilize a customer service number and resources on our website to answer questions and resolve issues. We stand behind the quality of our products by offering a variety of warranties, ranging from limited lifetime, four-year, three-year, two-year, or one-year warranty programs, depending on the product. We also will repair or replace with an item of equivalent value, at our option, certain products or parts that are found to be defective under normal use and service, without charge during the warranty period.

Sourcing, Assembly, and Production

Except for certain assembly operations performed at our Columbia, Missouri facility, we generally utilize third-party contract manufacturers and suppliers for our finished products and components. Third-party contract manufacturers and suppliers provide finished products and components to us in accordance with our product and component specifications. Third parties also supply us and our contract manufacturers with the raw materials used in our products and components, including steel, plastic, aluminum, copper, lead, and packaging materials. Most of our third-party contract manufacturers and suppliers are in Asia, primarily China, and, to a lesser extent, Taiwan, Vietnam, Myanmar, and the Philippines.

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

Facilities and Distribution

We lease approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri, or the Building, through a Lease Agreement, dated October 26, 2017, as amended by the First Amendment of Lease Agreement, dated October 25, 2018, and as further amended by the Second Amendment to Lease Agreement, dated January 31, 2019 (collectively, the "Lease"). The Lease provides us with an option to expand the Building by up to 491,000 additional square feet. The Lease term ends on November 26, 2038 and does not provide for an extension of the term of the Lease. We receive related tax and other incentives from federal, state, and local governmental authorities.

We also lease 5,000 square feet of office space in Chicopee, Massachusetts; 2,500 square feet of office space in Shenzhen, People's Republic of China; and 2,500 square feet of office space in Yanjiang, People's Republic of China.

Our Missouri facility includes our principal executive, administrative, financial, sales, marketing, R&D, production, assembly, and distribution operations. Our Massachusetts facility houses certain administrative and finance staff. Our China facilities house certain R&D staff.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. We currently have more than 390 patents and patents pending and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.

We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We market our products and accessories under 21 distinct brands, including the brands sold under a license agreement.

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

Shooting Competition

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

Equal Opportunity & Employment

We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender identity, age, national origin, ancestry, physical or mental disability, genetic information, or any other status. This commitment extends to all levels of our organization, including senior management and our Board of Directors (the "Board of Directors"). We focus on ensuring that our workforce remains open and welcoming to everyone.

The ability to attract, develop and retain a diverse workforce is integral to the long-term success of the Company. We seek to hire and retain talented personnel to support our business. As of April 30, 2024, we had 289 employees, nearly all of whom were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

We are committed to creating an inclusive culture that attracts and values diversity of thought, experience, background, skills and ideas, driving a sense of belonging. Over the past few years, we have renewed and accelerated our actions and activities in support of diversity, equity & inclusion or DE&I, including the development of a women’s Resource Group in Summer of 2023. This group is dedicated to engaging women within our organization and helping them to develop the mindsets and skill sets to advance and attain leadership positions in an industry that historically possesses low gender participation. In 2024, the company held several events for this group, including organizing external speakers and developmental training. We engage with our employees in a variety of forums to elicit feedback for continuous improvement in areas throughout our company. We continue to provide career opportunities to diverse applicants and our internal talent pool, optimize teamwork, and enhance the company’s focus on clear communication of business and organizational changes in this dynamic environment.

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

Competitive Compensation

Our compensation program aims to attract, retain, and reward talent at all levels of the organization through a pay-for-performance philosophy. We offer competitive and comprehensive compensation and benefit programs to our employees that provide for pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development. During 2024, we further improved the competitiveness of our associate benefit offerings in various ways. Our program features the following:

•
a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay approximately 89% of total premium costs;
•
a short term and long term disability insurance plan for our employees, for which we pay 100% of total premium costs;
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

Sustainability

As a core component of our broader Environmental, Social, and Governance, or ESG, efforts, our key human capital objective is to promote sustainability throughout our organization. In 2023, we expanded, the scope of and renamed the “ESG Committee” of the Board of Directors to the “Sustainability Committee” to better reflect the committee’s enhanced oversight of sustainability policies, practices, and goals including climate change, cybersecurity, DE&I, and human capital. We have an Executive Sustainability Committee comprised of leaders of the company that is overseen by the Sustainability Committee of the Board of Directors to further align our values and drive recurring sustainable growth. The Executive Sustainability Committee typically meets monthly.

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

The Company’s Sustainability Report, published each year, aligns with the Sustainability Accounting Standards Board (SASB). Our most recent Sustainability Report was published in September 2023, and we expect to publish our 2024 Sustainability Report in the summer of calendar 2024. The current sustainability information is posted on our website. Our Sustainability Report highlights the work we are doing across the company and within the ten tenets of our sustainability strategy.

Backlog

We had a backlog of orders for our products totaling $4.0 million and $7.0 million as of April 30, 2024 and 2023, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	40	President and Chief Executive Officer
H. Andrew Fulmer	49	Chief Financial Officer
James E. Tayon	34	Chief Product Officer
Brent A. Vulgamott	40	Chief Operating Officer

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

James E. Tayon has served as our Chief Product Officer since December 2023. Prior to his promotion, he served as our Vice President of Marketing & Product Development since March 2022. Mr. Tayon served as our Vice President of Product Development from the Separation until March 2022. Before the Separation, Mr. Tayon served as Vice President of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation; Director of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2019 to May 2020; Product Engineering Manager of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from July 2017 until March 2019; Engineering Supervisor from August 2016 until July 2017; and a Product Development Engineer from 2012 until 2016. From 2008 until 2012, Mr. Tayon was a Product Development Engineer for J2 Scientific, a laboratory automation equipment designer and manufacturer, where he worked with Los Alamos National Labs developing custom automation solutions for nuclear sampling.

Brent A. Vulgamott, has served as our Chief Operating Officer since October 2023. Prior to his promotion, he served as our Vice President of Sales, Operations & Analytics since March 2022. Mr. Vulgamott served as our Vice President of Operations & Analytics from the Separation until March 2022. Before the Separation, Mr. Vulgamott served as Vice President of Operations of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2020 until the Separation. From November 2018 to March 2020, Mr. Vulgamott was the Director of Finance for Lockton Companies, a privately held insurance broker. From November 2015 to November 2018, Mr. Vulgamott was Division Controller for the Outdoor Products & Accessories Division of Smith & Wesson Brands Inc. From April 2011 to October 2015, Mr. Vulgamott held finance leadership and management roles at Ford Motor Company and Piston Automotive, a publicly held automotive company and privately held automotive sub-supplier. From August 2007 to March 2011, Mr. Vulgamott held various accounting and financial planning and analysis roles with companies, including State Street Bank & Trust Co and Cerner Corporation.

Other Key Employees

The following sets forth information regarding individuals other than our Chief Executive Officer, Chief Financial Officer, Chief Product Officer, and Chief Operating Officer who serve as key employees of our company.

Douglas V. Brown, age 45, has served as our Chief Counsel and Corporate Secretary since the Separation. Before the Separation, Mr. Brown served as Chief Counsel of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until the Separation. Mr. Brown previously was Associate General Counsel at Vista Outdoor Inc. from April 2018 to September 2019 and as Senior Counsel from August 2015 to April 2018. Prior to joining Vista Outdoor Inc., Mr. Brown practiced corporate and securities law at the law firm Morgan, Lewis & Bockius LLP as a Corporate Associate from August 2011 to August 2015 and at the Division of Corporation Finance of the SEC as an Attorney Advisor from August 2008 to August 2011. Since May 2024, Mr. Brown also has served on the Board of Regents of the American Knife & Tool Institute, a non-profit organization representing the knife industry.

Kyle M. Carter, age 42, has served as our Corporate Controller and Assistant Secretary since the Separation. Before the Separation, Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until the Separation. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, with a focus on public registrant clients, from May 2006 to September 2010.

Elizabeth A. Sharp, age 62, has served as our Vice President of Investor Relations since the Separation. Before the Separation, Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until the Separation. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems, Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

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
•
Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events.
•
Our business is subject to the risk of terrorism, cyberattacks, or failure of key information technology systems.
•
Acquisitions involve significant risks, and we cannot assure you of our ability to complete acquisitions that we desire to make in the future.
•
We may not achieve the desired results of future acquisitions and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operations and operating results.
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
•
Provisions of our Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
•
Our Third Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.
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

The costs and availability of the finished products, components, and raw materials needed in our products can be volatile as a result of numerous factors, including but not limited to, general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us and may therefore have a material adverse effect on our business, operating results, and financial condition.

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

We also use numerous raw materials, including steel, wood, and plastics, that we purchase from third-party suppliers to produce and test our products. Uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of finished products, components, and raw materials we purchase from third-party suppliers.

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

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current costs, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similar or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

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

With consumers shopping online via e-commerce retailers, we face intense pressure to make our products readily and conveniently available via e-commerce services. Our success in participating in e-commerce depends on our ability to effectively use our marketing resources to communicate with existing and potential customers. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We recently developed and continue to enhance our direct-to-consumer e-commerce platform, but rely to an extent on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. We may not be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including but not limited to, implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of federal, state, and international laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins, and similar disruptions; and disruptions of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our operating results.

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

We operate in highly competitive markets that are characterized by competition from major and small domestic and international companies. Our competitors include Vista Outdoor Inc. and a large number of small private companies that directly compete with a limited number of our brands.

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

We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. The world’s largest e-commerce retailer accounted for 22.0% of our fiscal 2024 net sales through its very extensive customer base of end consumers.

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

Through our growth strategy, our sales could become increasingly dependent on purchases by several large customers. Consolidation in the retail industry could also adversely affect our business. If our sales were to become increasingly dependent on business with several large customers, we could experience more concentrated credit-related risks and be adversely affected by the loss or a significant decline in sales to one or more of these customers. In addition, our dependence on a smaller group of customers could result in their increased bargaining position and pressures on the prices we charge, which may in turn result in lower sales prices and, to the extent that we have existing inventory, lower margins, and our business, operating results, and financial condition could be adversely impacted.

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

In addition, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets may have an adverse effect on the financial health of certain of our customers, which may in turn have a material adverse effect on our operating results. We extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, operating results, or cash flows. In times of uncertain market conditions, there is also an increased risk that inventories cannot be liquidated in an efficient manner, which may result in excess levels of inventory.

Social, political, and other factors also can affect our performance. Concerns and uncertainties about the 2024 U.S. presidential election, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding increased gun control and hunting regulations at the federal, state, and local level can affect consumer demand for our products since a significant amount of our products find applications in shooting and hunting activities. Often, such concerns and uncertainties result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact our business, operating results, and financial condition.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events.

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

Our business is subject to the risk of terrorism, cyberattacks, or failure of key information technology systems.

Our computer systems, and third-party cloud-based solutions may be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which in turn could harm our business, operating results, and financial condition.

Acquisitions involve significant risks, and we cannot assure you of our ability to complete acquisitions that we desire to make in the future.

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

Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including but not limited to the following:

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

We may not achieve the desired results of future acquisitions and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operations and operating results.

We may pursue acquisitions of companies involved in what we consider the rugged outdoor market (which may include shooting, hunting, fishing, camping, hiking, personal security and defense, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business. We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, operating results, and financial condition could be adversely affected.

We may be unable to effectively complete an integration of the management, operations, facilities, accounting, and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including but not limited to the following:

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

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. These interim fluctuations could also adversely affect the market price of our common stock.

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

To continue to expand our business and strengthen our competitive position, we may commit significant investments in systems, equipment, facilities, product development, and personnel to increase our sales, marketing, information technology, and research and development efforts. A failure to sufficiently increase our revenue to offset those potential increased costs could adversely affect our business, operating results, and financial condition. The failure to manage our growth effectively could adversely affect our operations.

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

Our ability to conduct operations in our existing international markets and to capitalize on growth in new international markets is subject to risks associated with our doing business internationally, including but not limited to the following:

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

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain finished products and components from suppliers in certain countries in Asia and Europe, including China and, to a lesser extent, Taiwan, Vietnam, the Philippines, and Myanmar. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations, may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the United States and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.

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

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive or confidential corporate data. Such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; loss of assets; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. In addition, future acquisitions could increase our risk if they lack or fail to operate the necessary systems, policies, procedures, and controls. Possible impacts associated with cyber security incidents may include, among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; lawsuits seeking damages; regulatory actions; and adverse effects on our compliance with applicable privacy and other laws and regulations. Such occurrences could have an adverse effect on our business, operating results, and financial condition.

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

Our business involves the potential for product recalls, product liability, and other claims against us, which could adversely affect our earnings and financial condition.

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

Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in limited cases, subject to large self-insured retentions for which we are responsible, and we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. As a result, product recalls or product liability claims could have a material adverse effect on our business, operating results, and financial condition. In addition, we face potential other types of litigation arising out of alleged defects in our products or otherwise, such as class action lawsuits. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. We spend substantial resources ensuring compliance with governmental and other applicable standards. Any increase in the compliance costs and expenses may adversely affect our results of operations and financial condition.

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

There are risks associated with the Trademark License Agreement.

We currently license the Smith & Wesson, M&P, and Performance Center trademarks from our former parent company. We entered into a trademark license agreement with our former parent company on August 24, 2020, which was amended and restated on April 11, 2024 (as amended and restated, the “Trademark License Agreement”). The Trademark License Agreement provides us with a limited, non-transferable, exclusive license to use certain our former parent company trademarks for the sale of accessories, tools, and cutlery, which license allows us to continue selling all our former parent company branded products that we are currently selling on an exclusive basis. The Trademark License Agreement requires us to pay royalties to our former parent company on a calendar quarterly basis. The term of the Trademark License Agreement will be five years from May 1, 2024 (the “Initial Term”). Following the term of the Trademark License Agreement, the parties may agree to one or more five-year renewal terms. The Trademark License Agreement permits our former parent company to terminate the Trademark License Agreement and purchase the assets of the business line selling licensed products at any time commencing three years after the effective date. If the Trademark License Agreement with our former parent company is not renewed after the Initial Term as a result of our failure to meet the performance metric, we may not be able to use certain of our former parent company trademarks in connection with our business, including on our products or promotional materials. Further, under the agreement, we lack control over the direction, strategy, marketing, and reputation of the licensed trademarks, which could impact our ability to realize the anticipated benefits from the Trademark License Agreement.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile and may continue to be volatile.

The market price of our common stock has fluctuated, and may continue to fluctuate, significantly as a result of a number of factors, including but not limited to the following:

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

Provisions of our Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Third Amended and Restated Bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition of our company that our stockholders may consider favorable. These include provisions that provide for the following:

•
the ability of our Board of Directors to create and issue, without stockholder approval, one or more series of preferred stock having such powers, preferences, and rights, if any, and such qualifications, limitations, and restrictions, if any, as established by our Board of Directors;
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
•
the amendment of our Third Amended and Restated Bylaws by our Board of Directors;
•
the amendment of our Third Amended and Restated Bylaws by our stockholders solely by a vote of 66 2/3% of the voting power thereof;

•
the calling of special meetings of our holders of common stock solely by the Chairperson of our Board of Directors, our President, or our Board of Directors;
•
the taking of action by the holders of our common stock solely at a duly called annual or special meeting of such holders;
•
the amendment of the provisions of our Amended and Restated Certificate of Incorporation providing for (i) the removal of directors elected by the holders of our common stock solely by 66 2/3% of the voting power of such holders, (ii) the filling of vacancies with respect to directors elected by the holders of our common stock and newly created directorships created from an increase in the number of such directors solely by our Board of Directors, (iii) the amendment of our Third Amended and Restated Bylaws by 66 2/3% of the voting power of our stockholders, (iv) the calling of special meetings solely by the Chairperson of our Board of Directors, our President, or our Board of Directors, and (v) the prohibition on the ability of holders of our common stock to act by written consent in lieu of a meeting, in each case, by a vote of 66 2/3% of the voting power of our stockholders;
•
advance notice and other requirements for nominations of candidates for election to our Board of Directors by the holders of our common stock or for proposing matters that can be acted on at annual meetings of the holders of our common stock; and
•
our limited ability to enter into business combinations with interested stockholders, subject to certain exceptions enumerated by Delaware law.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our stockholders’ best interests. These and other provisions of our Amended and Restated Certificate of Incorporation, Third Amended and Restated Bylaws, and Delaware law may, however, discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Third Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.

Pursuant to our Third Amended and Restated Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the state of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees or our stockholders; (c) any civil action to interpret, apply, or enforce any provision of the General Corporation Law of the state of Delaware, or the DGCL; (d) any civil action to interpret, apply, enforce, or determine the validity of the provisions of our Amended and Restated Certificate of Incorporation or Third Amended and Restated Bylaws; or (e) any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery of the state of Delaware lacks jurisdiction over such action, our Third Amended and Restated Bylaws provide that the sole and exclusive forum for such action will be another state or federal court located within the state of Delaware, in all cases, subject to such court having personal jurisdiction over the indispensable parties named as defendants. Our Amended and Restated Bylaws also provide that any person purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of and consented to the foregoing Delaware exclusive forum provisions. Our Third Amended and Restated Bylaws provide that the foregoing Delaware exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. The Delaware exclusive forum provisions will require our stockholders to bring certain types of actions or proceedings relating to Delaware law in the Court of Chancery of the state of Delaware or another state or federal court in the state of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective, or advantageous to the stockholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by the Delaware exclusive forum provisions.

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

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed large accelerated filers, including complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.

In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls while we remain an emerging growth company. When applicable, this process will require significant documentation of policies, procedures, and systems; review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm; and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, suspension or delisting of our common stock from Nasdaq, and a material adverse effect on our business, operating results, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and Strategy

We have processes for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into the Company’s overall risk management systems, as overseen by the Company’s Board of Directors, primarily through its Audit Committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We have established monitoring procedures in our effort to mitigate risks related to data breaches or other security incidents originating from third parties. We engage third-party consultants and legal advisors in evaluating and testing our risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

We have a Written Information Security Program (“WISP”) to protect personal and proprietary information in compliance with applicable federal and state requirements. WISP is designed to:

•
Ensure the security and confidentiality of personal information;
•
Protect against any anticipated threats or hazards to the security or integrity of personal information; and
•
Protect against unauthorized access to or use of such personal information in a manner that creates a substantial risk of identity theft or fraud.

For more information about these risks, see the risk factor titled “Our business is subject to the risk of terrorism, cyberattacks, or failure of key information technology systems,” “Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue,” and “If our efforts to protect the security of personal information related to any of our customers, consumers, vendors, or employees are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation, and our reputation could suffer” under Item 1A.

Governance

Our Board of Directors has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee regularly receives reports from management, including information technology (“IT”) leadership, and third parties on cybersecurity matters. In addition, our full Board of Directors receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

IT leadership is responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. This includes the coordination and creation of an Incident Response Policy, Incident Response Team, and Incident Response Plan in the event of a cybersecurity event. The AOB incident response policy covers our internal program and guidelines. The incident response team is composed of various stakeholders from all necessary aspects of the business, and the plan includes the steps to follow and communications necessary if/when a cybersecurity event occurs. The individual incident response team members represent expertise in IT, cybersecurity, and operations that has been obtained generally from a combination of education and awareness, including relevant degrees and/or certifications, and work experience. The head of IT has served in various roles in information technology and information security for over 28 years, including serving in technical management and leadership positions in multiple verticals for 19 years. The head of IT holds undergraduate and graduate degrees in computer science and has attained the several recognized network and security certifications throughout their career. The individual incident response team members are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

Information regarding cybersecurity risks may be elevated by IT leadership through a variety of channels, including discussions between or among key leaders and our management and reports to the Company’s Board of Directors and/or certain Board committees. As noted above, the Audit Committee regularly receives reports on cybersecurity matters from senior IT leadership.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2024. All the properties listed below are leased. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility
Columbia, Missouri	Corporate Office and Warehouse
Chicopee, Massachusetts	Administrative Office
Shenzhen, Peoples Republic of China	Office
Yangjiang, Peoples Republic of China	Office

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 15 to our consolidated financial statements, which is incorporated herein by reference.

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

Holders

On June 24, 2024, there were 258 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Performance Graph

The following graph compares the cumulative total stockholder returns for the period from August 25, 2020 (the effective date of the registration of AOUT Common Stock) to April 30, 2024 for (i) our common stock; (ii) the Russell 2000 Index; and (iii) the S&P 500 Index. The graph assumes an investment of $100 on August 25, 2020 (first day of trading activity) through the last trading day of fiscal 2024. The calculation of cumulative stockholder return on the Russell 2000 Index and the S&P 500 Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among American Outdoor Brands, Inc., the Russell 2000 Index,

and the S&P 500 Index

$160
$140
$120
$100
$80
$60
$40
$20
$-
8/25/2020
4/30/2021
4/30/2022
4/30/2023
4/30/2024
AOUT
^RUT
^SPX

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Act.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

As of April 30, 2024, we had one open authorized share repurchase program. The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2024 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total first quarter fiscal year 2024	267,991	$8.43	267,991	$4,217
Total second quarter fiscal year 2024	157,536	9.46	425,527	9,537
Total third quarter fiscal year 2024	209,548	8.53	635,075	7,747
February 1, 2024 to February 29, 2024	40,751	8.66	675,826	7,396
March 1, 2024 to March 31, 2024	13,591	8.16	689,417	7,283
Total fourth quarter fiscal year 2024	54,342	8.50	689,417	7,283
Total year-to-date fiscal year 2024	689,417	$8.75	689,417	$7,283

(1)
On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. This authorization expired on September 29, 2023. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the fiscal years ended April 30, 2024 and 2023, under these authorizations, we repurchased 689,417 and 377,034 shares, respectively, of our common stock in the open market for $6.0 million and $3.5 million, respectively, utilizing cash on hand.
(2)
The average price per share excludes fees paid to acquire the shares.

Item 6. RESERVED

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2024 and 2023. The comparison of, and changes between, the fiscal years ended April 30, 2023 and 2022 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on June 28, 2023.

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

Fiscal 2024 Highlights

Our operating results for fiscal 2024 included the following:

•
Net sales were $201.1 million, an increase of $9.9 million, or 5.2%, over the prior fiscal year, reflecting an increase in net sales for our traditional channel partially offset by a decrease in net sales for our e-commerce channels.
•
Gross margin was 44.0%, a decrease of 210 basis points from the prior fiscal year.
•
Net loss was $12.2 million, or ($0.94) per diluted share, compared with a net loss of $12.0 million, or ($0.90) per diluted share, for the prior fiscal year.
•
Non-GAAP Adjusted EBITDAS was $9.8 million, compared with $12.8 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of Non-GAAP Adjusted EBITDAS.
•
We repurchased a total of 689,417 shares of our common stock, in the open market, for $6.0 million during fiscal 2024.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$201,099	$191,209	$9,890	5.2%
Cost of sales	112,673	103,145	9,528	9.2%
Gross profit	$88,426	$88,064	$362	0.4%
% of net sales (gross margin)	44.0%	46.1%

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$84,313	$87,219	$(2,906)	-3.3%
Traditional channels net sales	116,786	103,990	12,796	12.3%
Total net sales	$201,099	$191,209	$9,890	5.2%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$189,027	$182,299	$6,728	3.7%
International net sales	12,072	8,910	3,162	35.5%
Total net sales	$201,099	$191,209	$9,890	5.2%

The following table sets forth certain information regarding net sales categories for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$91,716	$88,885	$2,831	3.2%
Outdoor lifestyle net sales	109,383	102,324	7,059	6.9%
Total net sales	$201,099	$191,209	$9,890	5.2%

Fiscal 2024 Net Sales Compared with Fiscal 2023

Total net sales increased $9.9 million, or 5.2%, from the prior fiscal year.

Net sales in our traditional channels increased $12.8 million, or 12.3%, over the prior fiscal year. Traditional channel net sales for our shooting sports category increased primarily because of higher net sales of certain shooting accessories and selling slow moving personal protection products at a discount. Traditional channel net sales for our outdoor lifestyle category increased primarily as a result of higher net sales for hunting and fishing products. In addition, our traditional channel net sales increased because we began selling one of our outdoor lifestyle direct-to-consumer only brands at retail. Our international net sales increased $3.2 million, or 35.5%, over the prior fiscal year as a result of increased sales in Canada because of increased orders in the region as we focus on introducing more outdoor lifestyle products in Canada.

Net sales in our e-commerce channel decreased $2.9 million, or 3.3%, from the prior fiscal year, primarily because of lower net sales to the world's largest e-commerce retailer as a result of reduced orders. E-commerce channel net sales for our shooting sports category decreased because of lower net sales for certain personal protection products. E-commerce channel net sales for our outdoor lifestyle category was relatively flat as compared to the prior fiscal year primarily from higher net sales for certain hunting and rugged outdoor products as a result of additional promotional activity, partially offset by lower net sales for our outdoor cooking products as a result of closing our retail location in Michigan in the first quarter of fiscal 2024 to consolidate operations into our Columbia, Missouri facility. Total direct-to-consumer net sales for the year ended April 30, 2024 were $29.1 million, or 34.6%, of total e-commerce net sales compared to $29.3 million, or 33.5%, of total e-commerce net sales for the year ended April 30, 2023.

New products, defined as any new SKU introduced over the prior two fiscal years, represented 23.2% of net sales for fiscal 2024 compared to 25.5% of net sales for fiscal 2023. We have a history of introducing over 200 new SKUs each year.

Our order backlog as of April 30, 2024 was $4.0 million, or $3.0 million lower than at the end of fiscal 2023. Although we generally fulfill the majority of our order backlog, we allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2024 Cost of Sales and Gross Profit Compared with Fiscal 2023

Gross margin for fiscal 2024 decreased 210 basis points from the prior fiscal year, primarily from higher tariff, freight, and duty expenses from increased inventory purchases earlier in fiscal 2024, increased promotional product discounts, and a tariff drawback adjustment due to an audit of a claim submitted in fiscal 2022.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$6,851	$6,361	$490	7.7%
Selling, marketing, and distribution	55,050	51,791	3,259	6.3%
General and administrative	39,022	42,612	(3,590)	-8.4%
Total operating expenses	$100,923	$100,764	$159	0.2%
% of net sales	50.2%	52.7%

Fiscal 2024 Operating Expenses Compared with Fiscal 2023

Operating expenses in fiscal 2024 increased $159,000 compared with the prior fiscal year. Research and development expenses increased $490,000, primarily from increased depreciation for new product tooling compared to the prior fiscal year. Selling, marketing, and distribution expenses increased $3.3 million from the prior fiscal year, primarily because of higher sales volume-related expenses, including higher freight costs, labor, and commissions. General and administrative expenses decreased $3.6 million from the prior fiscal year primarily because of $1.2 million lower legal and advisory fees associated with a cooperation agreement with a stockholder that occurred in fiscal 2023, $1.7 million of reduced enterprise resource planning system-implementation-related expenses, and lower rent expense as result of the facility consolidations we completed in the prior fiscal year, partially offset by higher compensation-related expenses.

Operating Loss

The following table sets forth certain information regarding operating loss for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating loss	$(12,497)	$(12,700)	$203	-1.6%
% of net sales (operating margin)	-6.2%	-6.6%

Fiscal 2024 Operating Loss Compared with Fiscal 2023

We had a decrease of $203,000 in operating loss from the prior fiscal year primarily because of increased net sales and lower operating expenses partially offset from an increased in cost of goods sold.

Interest Income/(Expense), Net

The following table sets forth certain information regarding interest income/(expense), net for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Interest income/(expense), net	$39	$(761)	$800	-105.1%

Fiscal 2024 Interest Income/(Expense) Compared with Fiscal 2023

Interest income was $39,000 compared to interest expense of $761,000 in the prior fiscal year because of lower interest on a reduced level of borrowings on our revolving line of credit during fiscal 2024. We had no borrowings on our revolving line as of April 30, 2024.

Income Taxes

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax (benefit)	$(70)	$(249)	$179	-71.9%
% of income from operations (effective tax rate)	0.6%	2.0%		-1.4%

Fiscal 2024 Income Tax Benefit Compared with Fiscal 2023

We recorded an income tax benefit of $70,000 for fiscal 2024 as compared to income tax benefit of $249,000 for fiscal 2023. Fiscal 2024 income tax benefit was primarily because of the impact of refundable state tax credits. Fiscal 2023 income tax benefit was primarily because of recording return to provision adjustments relating to the Federal and State tax returns filed for the prior fiscal year and the impact of refundable state tax credits. The effective tax rates were 0.6% and 2.0% for fiscal 2024 and 2023, respectively.

Net Loss

The following table sets forth certain information regarding net loss and the related per share data for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net loss	$(12,248)	$(12,024)	$(224)	1.9%
Net loss per share
Basic	$(0.94)	$(0.90)	$(0.04)	4.4%
Diluted	$(0.94)	$(0.90)	$(0.04)	4.4%

Fiscal 2024 Net Loss Compared with Fiscal 2023

We had a net loss of $12.2 million, or ($0.94) per diluted share in fiscal 2024 compared to $12.0 million, or ($0.90) per diluted share in fiscal 2023.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	For the Years Ended April 30,
	2024	2023
	(Unaudited)
GAAP net loss	$(12,248)	$(12,024)
Interest (income)/expense	(39)	761
Income tax (benefit)/expense	(70)	(249)
Depreciation and amortization	16,005	16,048
Stock compensation	4,075	4,050
Technology implementation	465	2,138
Tariff drawback adjustment (a)	1,113	—
Acquisition costs	—	47
Facility consolidation costs	—	866
Stockholder cooperation agreement costs	—	1,177
Other	468	—
Non-GAAP Adjusted EBITDAS	$9,769	$12,814

(a) During our fourth quarter of fiscal 2024, an incorrect submission was identified as a result of an audit of a tariff drawback claim that was submitted to US Customs Border Protection in fiscal 2022. We recorded an immaterial adjustment of $1.1 million resulting from this audit in fiscal 2024, when identified. We included this adjustment as a non-GAAP Adjusted EBITDAS adjustment because of the nonrecurring nature as well as the importance to promote comparability in our operating results.

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

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

We had $29.7 million and $22.0 million of cash equivalents on hand as of April 30, 2024 and 2023, respectively.

We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hiring additional employees; funding growth strategies, including any potential acquisitions; and repurchasing our common stock under our existing authorized repurchase programs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$24,491	$30,706	$(6,215)	-20.2%
Investing activities	(5,976)	(4,826)	(1,150)	23.8%
Financing activities	(10,767)	(23,451)	12,684	-54.1%
Total cash flow	$7,748	$2,429	$5,319	219.0%

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash generated in operating activities was $24.5 million for fiscal 2024 compared to cash generation of $30.7 million for the prior fiscal year. Cash generated in operating activities for fiscal 2024 was primarily impacted by $6.4 million of reduced inventory because of sales of slower moving inventory items during the year and increased orders, $2.9 million higher accounts payable due to timing of vendor payments and inventory purchases, a $2.4 million increase in accrued payroll and incentives from higher management incentive accruals, and a decrease in accounts receivable of $1.2 million as a result of timing of customer shipments and a mix between traditional term customers and direct to consumer sales during our fourth fiscal quarter.

We expect our inventory balance to increase in our first quarter of fiscal 2025 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year.

Investing Activities

Cash used in investing activities was $6.0 million for fiscal 2024 compared with cash usage of $4.8 million for the prior fiscal year. The increase in cash used in investing activities is because of the lease assignment mentioned below as we now lease the entire facility at our Columbia, Missouri location and required additional racking and equipment in our warehouse.

Financing Activities

Cash used in financing activities was $10.8 million in fiscal 2024 compared with cash usage by financing activities of $23.5 million in the prior fiscal year. Cash used in financing activities in fiscal 2024 was because of $5.0 million of payments on our revolving line of credit and $6.0 million of payments to repurchase our common stock under our authorized stock repurchase program. Cash used in financing activities in fiscal 2023 was because of $20.2 million of payments on our revolving line of credit and $3.5 million of payments to repurchase our common stock under our authorized stock repurchase program.

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

The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Boone County, Missouri. We lease the entire building and the Lease provides us with an option to expand the Building by up to 491,000 additional square feet. The terms of the Lease are consistent with the sublease agreement that we formerly had with our former parent company. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. We will receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term. During fiscal year ended April 30, 2024, we recorded a right-of-use asset and lease liability of $10.6 million for the additional space provided under the Assignment Agreement.

Inflation

We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors, such as increased interest rates and increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Although we do not believe that inflation had a material impact on us during fiscal 2024, increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.

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

Valuation of Long-lived Intangible Assets

We evaluate the recoverability of long-lived assets, or asset group, on an annual basis or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2024 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest on debt	$280	$96	$184	$—	$—
Operating lease obligations	52,611	3,372	6,568	6,754	35,917
Purchase obligations	32,738	32,738	—	—	—
Total obligations	$85,629	$36,206	$6,752	$6,754	$35,917

As of April 30, 2024, we had no borrowings outstanding on our revolving line of credit. We are required to make interest payments for the unused portion of our revolving line of credit in accordance with the financing arrangement. Future unused loan fee obligations are not included above, which could accumulate up to approximately $185,000 per year, under certain circumstances, until the maturity date in fiscal 2026.

Interest on debt is based on outstanding debt as of April 30, 2024, and includes debt issuance costs to be amortized over the life of the financing arrangement.

Operating lease obligations represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included above. See Note 4, Leases, for additional information.

Purchase obligations represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2024 related to inventory purchases. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $75.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or SOFR, as applicable, plus the applicable margin. As of April 30, 2024, we had no borrowings outstanding under the revolving line of credit.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2024.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended April 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.

The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2		Third Amended and Restated Bylaws	8-K	3.2(a)	4/12/2024

4.2	#	Description of Securities

10.1	*	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.1	4/16/2024

10.2	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.2	4/16/2024

10.3	*	Sublease, dated as of August 24, 2020, by and between Smith & Wesson Sales Company and the Registrant	8-K	10.5	8/26/2020

10.4	*	Assignment and Assumption of Lease Agreement, dated as of January 31, 2023, by and between Smith & Wesson Sales Company (f/k/a Smith & Wesson Corp.) and the Registrant, and consented to by Smith & Wesson Brands, Inc.	8-K	10.1	2/1/2023

10.5	*	Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.	8-K	10.1	1/4/2024

10.6	*	First Amendment to Lease Agreement, dated October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation	8-K	10.2	1/4/2024

10.7	*	Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.), and American Outdoor Brands Corporation	8-K	10.3	1/4/2024

10.8	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.9	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.10	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.10	8/26/2020

10.11	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.12	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.13	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.14	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.15		Form of Indemnification Agreement entered into between the Registrant and the following directors and executive officers: As of August 24,2020 with Brian D. Murphy, H. Andrew Fulmer, Mary E. Gallagher, Gregory J. Gluchowski, Jr., Barry M. Monheit, and I. Marie Wadecki	8-K	10.15	8/26/2020

10.16		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

10.17		Amendment No. 1 to Loan and Security Agreement, dated as of March 25, 2022, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/28/2022

19.1	#	Inside Information and Insider Trading Policy of American Outdoor Brands, Inc.

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

97.1	#	Clawback Policy of American Outdoor Brands, Inc.

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President, Chief Executive Officer (Principal Executive Officer) and Director	June 27, 2024
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	June 27, 2024
H. Andrew Fulmer
/s/ Barry M. Monheit	Chairman of the Board	June 27, 2024
Barry M. Monheit

/s/ Bradley T. Favreau	Director	June 27, 2024
Bradley T. Favreau

/s/ Mary E. Gallagher	Director	June 27, 2024
Mary E. Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	June 27, 2024
Gregory J. Gluchowski, Jr.

/s/ Luis G. Marconi	Director	June 27, 2024
Luis G. Marconi

/s/ I. Marie Wadecki	Director	June 27, 2024
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Outdoor Brands, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, Connecticut

June 27, 2024

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2024	April 30, 2023
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,698	$21,950
Accounts receivable, net of allowance for credit losses of $133 on April 30, 2024 and $125 on April 30, 2023	25,728	26,846
Inventories	93,315	99,734
Prepaid expenses and other current assets	6,410	7,839
Income tax receivable	223	1,251
Total current assets	155,374	157,620
Property, plant, and equipment, net	11,038	9,488
Intangible assets, net	40,217	52,021
Right-of-use assets	33,564	24,198
Other assets	404	260
Total assets	$240,597	$243,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,198	$11,544
Accrued expenses	9,687	8,741
Accrued payroll and incentives	4,167	1,813
Lease liabilities, current	1,331	904
Total current liabilities	29,383	23,002
Notes and loans payable	—	4,623
Lease liabilities, net of current portion	33,289	24,064
Other non-current liabilities	—	34
Total liabilities	62,672	51,723
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on April 30, 2024 and 2023	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,701,280 shares issued and 12,797,865 shares outstanding on April 30, 2024 and 14,447,149 shares issued and 13,233,151 shares outstanding on April 30, 2023	15	14
Additional paid in capital	277,107	272,784
Retained deficit	(74,623)	(62,375)
Treasury stock, at cost (1,903,415 shares on April 30, 2024 and 1,213,998 shares on April 30, 2023)	(24,574)	(18,559)
Total equity	177,925	191,864
Total liabilities and equity	$240,597	$243,587

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended April 30,
	2024	2023	2022
	(In thousands, except per share data)
Net sales	$201,099	$191,209	$247,526
Cost of sales	112,673	103,145	133,287
Gross profit	88,426	88,064	114,239
Operating expenses:
Research and development	6,851	6,361	5,501
Selling, marketing, and distribution	55,050	51,791	56,168
General and administrative	39,022	42,612	41,244
Goodwill impairment	—	—	67,849
Total operating expenses	100,923	100,764	170,762
Operating loss	(12,497)	(12,700)	(56,523)
Other (expense)/income, net:
Other income, net	140	1,188	1,311
Interest income/(expense), net	39	(761)	(324)
Total other (expense)/income, net	179	427	987
Loss from operations before income taxes	(12,318)	(12,273)	(55,536)
Income tax (benefit)/expense	(70)	(249)	9,344
Net loss	$(12,248)	$(12,024)	$(64,880)
Net loss per share:
Basic	$(0.94)	$(0.90)	$(4.66)
Diluted	$(0.94)	$(0.90)	$(4.66)
Weighted average number of common shares outstanding:
Basic	12,967	13,372	13,930
Diluted	12,967	13,372	13,930

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2021	14,059	$14	$265,362	$14,529	—	$—	$279,905
Net loss	—	—	—	(64,880)	—	—	(64,880)
Stock-based compensation	—	—	2,812	—	—	—	2,812
Shares issued under employee stock purchase plan	77	—	870	—		—	870
Proceeds from exercise of stock options	3	—	5	—		—	5
Issuance of common stock under restricted stock unit awards, net of tax	101	—	(656)	—	—	—	(656)
Repurchase of treasury stock	—	—	—	—	837	(15,025)	(15,025)
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(12,024)	—	—	(12,024)
Stock-based compensation	—	—	4,050	—	—	—	4,050
Shares issued under employee stock purchase plan	90	—	656	—	—	—	656
Issuance of common stock under restricted stock unit awards, net of tax	117	—	(315)	—	—	—	(315)
Repurchase of treasury stock	—	—	—	—	377	(3,534)	(3,534)
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(12,248)	—	—	(12,248)
Stock-based compensation	—	—	4,075	—	—	—	4,075
Shares issued under employee stock purchase plan	92	1	671	—	—	—	672
Issuance of common stock under restricted stock unit awards, net of tax	162	—	(423)	—	—	—	(423)
Repurchase of treasury stock	—	—	—	—	689	(6,015)	(6,015)
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,248)	$(12,024)	$(64,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,101	16,511	16,967
Loss on sale/disposition of assets	7	94	161
Provision for credit losses on accounts receivable	8	(11)	17
Goodwill impairment	—	—	67,849
Deferred income taxes	—	—	6,683
Stock-based compensation expense	4,075	4,050	2,812
Changes in operating assets and liabilities:
Accounts receivable	1,110	2,044	8,591
Inventories	6,419	21,949	(41,431)
Prepaid expenses and other current assets	1,429	652	(1,393)
Income tax receivable	1,028	(20)	(1,082)
Accounts payable	2,873	(1,308)	(4,521)
Accrued payroll and incentives	2,354	(1,973)	(4,921)
Right of use assets	1,335	1,645	1,650
Accrued expenses	946	888	(2,140)
Other assets	137	76	(279)
Lease liabilities	(1,049)	(1,870)	(1,831)
Other non-current liabilities	(34)	3	(205)
Net cash provided by/ (used in) operating activities	24,491	30,706	(17,953)
Cash flows from investing activities:
Acquisition of businesses	—	—	(27,000)
Payments to acquire patents and software	(1,340)	(3,555)	(3,191)
Proceeds from sale of property and equipment	131	30	—
Payments to acquire property and equipment	(4,767)	(1,301)	(3,397)
Net cash used in investing activities	(5,976)	(4,826)	(33,588)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	—	25,170
Payments on notes and loans payable	(5,000)	(20,170)	—
Payments to acquire treasury stock	(6,015)	(3,534)	(15,025)
Cash paid for debt issuance costs	—	(88)	(103)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	671	656	875
Payment of employee withholding tax related to restricted stock units	(423)	(315)	(656)
Net cash used in financing activities	(10,767)	(23,451)	10,261
Net increase/(decrease) in cash and cash equivalents	7,748	2,429	(41,280)
Cash and cash equivalents, beginning of period	21,950	19,521	60,801
Cash and cash equivalents, end of period	$29,698	$21,950	$19,521
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$307	$761	$125
Income taxes (net of refunds)	$(978)	$(73)	$3,819

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2024	2023	2022
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$192	$411	$1,277
Changes in right of use assets for operating lease obligations	10,701	1,959	158
Changes in lease liabilities for operating lease obligations	10,701	1,959	158
Charges of debt issuance costs included in accrued expenses	—	—	89

The accompanying notes are an integral part of these consolidated financial statement

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

American Outdoor Brands, Inc. and its wholly owned Subsidiaries (our "company," "we," "us," or "our") is a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, or Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, Performance Center by Smith & Wesson, and Thompson/Center. In focusing on the growth of our brands, our marketing, product development, and e-commerce teams focus on supporting our four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.

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
•
Our Defender brands focus on protection and include products that are used by consumers in situations that require self-defense, for training, and for securing high value or high consequence possessions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, including AOB Products Company, or AOBPC, BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or ust, and AOB Consulting (Shenzhen), Co., LTD. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the statements of financial position and equity as of April 30, 2024 and 2023, and the statements of operations and cash flows at April 30, 2024, 2023, and 2022, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, we make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. Our significant estimates include various sales adjustments for discounts, returns, allowances, and other customer incentives; provisions for excess and obsolete inventory; accruals for freight, duty, and tariff costs on international inventory purchases; valuation of goodwill and long-lived intangible assets; and realization of deferred tax assets. Actual results may differ from those estimates.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2024, all of our accounts exceeded federally insured limits.

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

We maintain an allowance for credit losses related to trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics and similar financial assets. We adjust the allowance as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.

In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2024, 2023, and 2022, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other (expense)/income, net on our consolidated statements of operations.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation of Goodwill and Long-lived Assets

As of April 30, 2024 and 2023, we had no goodwill recorded on our consolidated balance sheet. In the instance we have recorded goodwill, we test goodwill for impairment, in accordance with ASC 350, Intangibles Goodwill and Other, on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.

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

On April 30, 2022, the decline in our stock price and market capitalization indicated a reduction of the fair value of our reporting unit. We determined this decline to be a triggering event, which indicated it was more likely than not that the fair values of these reporting units were less than the respective book values and required us to complete an additional step one analysis. Given the volatility in the financial markets, we believed a market participant would determine that the income approach would be a more prominent metric for determining the fair value of our operating unit and thus we used a 75% weighting on the income approach and a 25% weighting on the market approach when valuing our operating unit. As of our interim valuation date in fiscal 2022, we had $67.8 million of goodwill. Based on the results of the evaluation, we recorded a non-cash impairment charge of our entire $67.8 million goodwill balance during our fourth quarter of fiscal 2022.

We have reviewed the provisions of Accounting Standards Codification, or ASC, 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.

We have significant long-lived assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived assets are property, plant, and equipment; right-of-use assets; developed technology; customer relationships; patents; trademarks; and trade names, which is our asset group. Our long-lived assets are primarily located in the United States with some tooling and equipment located in Asia. We amortize all finite-lived assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initially determine the values of assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of our asset group whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. There was no indication of impairment of our long-lived asset group in fiscal 2024 or fiscal 2023.

We evaluate the recoverability of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the asset group, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. Based on the results of this evaluation, on an undiscounted cash flow basis, there was no indications of impairment of our long-lived asset group.

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

Revenue Recognition

We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) a payment obligation, (ii) physical possession of goods has been received, (iii) legal title to goods has passed, (iv) risks and rewards of ownership of goods has passed to the customer, and (v) the customer has accepted the goods. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer, as this is when transfer of control occurs and the customer accepts the product, has title and significant risks and rewards of ownership of the product, and physical possession of the product has been transferred. Revenue recorded excludes sales tax charged to retail customers as we are considered a pass-through conduit for collecting and remitting sales taxes.

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

We sponsor direct to consumer customer loyalty programs customers earn rewards from qualifying purchases or activities. We defer revenue for a portion of the transaction price from product sales to customers that earn loyalty points.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of revenue we recognize reflects the expected consideration to be received for providing the goods or services to customers, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, volume incentives, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and are constrained to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
e-commerce channels net sales	$84,313	$87,219	$(2,906)	-3.3%	$97,418
Traditional channels net sales	116,786	103,990	12,796	12.3%	150,108
Total net sales	$201,099	$191,209	$9,890	5.2%	$247,526

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Domestic net sales	$189,027	$182,299	$6,728	3.7%	$234,803
International net sales	12,072	8,910	3,162	35.5%	12,723
Total net sales	$201,099	$191,209	$9,890	5.2%	$247,526

The following table sets forth the breakdown of international net sales included in the above table by region. Our international sales accounted for approximately 6%, 5%, and 5% of total net sales for the fiscal years ended April 30, 2024, 2023, and 2022, respectively (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Canada	$5,111	$4,091	$1,020	24.9%	$5,207
Europe	4,337	2,936	1,401	47.7%	4,846
All others international	2,624	1,883	741	39.4%	2,670
Total international net sales	$12,072	$8,910	$3,162	35.5%	$12,723

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the fiscal years ended April 30, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	$ Change	% Change	2022
Shooting sports net sales	$91,716	$88,885	$2,831	3.2%	$128,180
Outdoor lifestyle net sales	109,383	102,324	7,059	6.9%	119,346
Total net sales	$201,099	$191,209	$9,890	5.2%	$247,526

Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, camping, rugged outdoor activities, and outdoor cooking.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $11.1 million, $11.9 million, and $13.3 million in fiscal 2024, 2023, and 2022, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

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

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

	April 30, 2024	April 30, 2023	April 30, 2022
Beginning balance	966	786	717
Warranties issued and adjustments to provisions	1,569	1,419	399
Warranties assumed in acquisition	—	—	150
Warranty claims	(1,292)	(1,239)	(480)
Ending balance	1,243	966	786

Leases

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

Self-Insurance

We record our liability for estimated incurred losses, related to our self-insured group health insurance program, based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. See Note 11 - Self-Insurance Reserves for more information.

Earnings/(Loss) Per Share

We calculate basic and diluted earnings/(loss) per share in accordance with the provisions of ASC 260-10, Earnings Per

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share. Basic earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented, giving effect to all potentially dilutive stock awards that are outstanding, if their effect is dilutive.

The following table sets forth the computation of our basic and diluted earnings per share attributed to common stockholders for the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands, except per share amounts):

	For the Years Ended April 30,
	2024			2023			2022
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount	Income	Shares	Amount
Basic loss	$(12,248)	12,967	$(0.94)	$(12,024)	13,372	$(0.90)	$(64,880)	13,930	$(4.66)
Effect of dilutive stock awards	—	—	—	—	—	—	—	—	—
Diluted loss	$(12,248)	12,967	$(0.94)	$(12,024)	13,372	$(0.90)	$(64,880)	13,930	$(4.66)

Due to the loss from operations for the fiscal years ended April 30, 2024, 2023, and 2022, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Had there been income from operations for the fiscal years ended April 30, 2024, 2023, and 2022, all of our outstanding stock options and restricted stock units, or RSUs, further described in Note 12 - Equity, would have been included in the computation of diluted earnings per share and could potentially dilute earnings per share in the future.

Stock-Based Compensation

Our stock-based compensation awards consist of stock options, performance-based restricted stock units, or PSUs, and RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period using the simplified method in accordance with SAB 107 and ASC 718 as we believe the simplified method is the best method to calculate our stock compensation expense. In addition, we estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. The awards granted generally vest annually in three or four-year tranches, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated statements of operations. See Note 12 – Equity for additional information.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). The provision for income taxes is based upon income reported in the accompanying consolidated financial statements as required by ASC 740-10. We determine deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities and measure them by applying enacted rates and laws expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes. We recognize the effect on deferred taxes and liabilities of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We periodically evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance could have a significant effect on our future results of operations and financial position. We determine unrecognized income tax benefits in accordance with ASC 740 on the basis of a two-step process in which first we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and second for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Accrued income taxes in the consolidated balance sheet includes unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. We recognize interest and penalties related to unrecognized tax benefits as interest income/(expense) and other income/(expense), respectively, in the accompanying consolidated statement of operations. All deferred tax assets and liabilities are classified as noncurrent in the consolidated balance sheet.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We determined in fiscal 2022 that it is more likely than not that the benefit from the Company’s net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. This assessment of the realizability of our net deferred tax assets remains unchanged for the current fiscal year. Our assessment involved estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

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

For the fiscal year ended April 30, 2024, 2023, and 2022, respectively, one of our customers accounted for more than 10% of our net sales, accounting for $44.3 million, or 22.1%, $48.4 million, or 25.4%, and $68.7 million, or 27.8%, of our fiscal 2024, 2023, and 2022 net sales, respectively.

As of April 30, 2024 and 2023, respectively, that same customer exceeded 10% or more of our accounts receivable, accounting for $7.0 million, or 27.3%, and $10.4 million, or 39.2%, of our fiscal 2024 and 2023 accounts receivable, respectively. We are not aware of any issues with respect to relationships with any of our top customers.

We source a majority of our purchased finished goods from Asia. As of April 30, 2024, we had two inventory suppliers that exceeded 10% or more of our total inventory purchases. As of April 30, 2023, we had one inventory supplier that exceeded 10% or more of our total inventory purchases. We have alternative options at our discretion that would mitigate a concentration risk in the future related to our inventory suppliers.

Shipping and Handling

In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. We include costs relating to shipping and handling charges, including inbound freight charges and internal transfer costs, in cost of goods sold; however, costs incurred to distribute products to customers is included in distribution expenses.

Legal and Other Contingencies

We periodically assess liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When we believe it is probable that a loss has been or will be incurred, we record an estimate of the loss in the consolidated financial statements. We adjust estimates of losses when additional information becomes available or circumstances change. We disclose a contingent liability when we believe there is at least a reasonable possibility that a material loss may have been incurred. We record legal fees as incurred.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.

3. Acquisitions:

Grilla Grills Acquisition

In fiscal 2022, we acquired substantially all of the assets of the Grilla Grills business of Fahrenheit Technologies, Inc. for $27 million, financed using a combination of existing cash balances and cash from a $25 million draw on our revolving line of credit. Grilla is a provider of high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.

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

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Grilla Grills acquisition had occurred on May 1, 2021 (in thousands, except per share data):

For the Year Ended April 30, 2022
Net sales	$259,647
Loss from operations	(56,586)
Net loss per share - diluted	(4.66)

The unaudited pro forma income from operations for the years ended April 30, 2022 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles as if the Grilla Grills acquisition had occurred on May 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Grilla Grills acquisition occurred as of May 1, 2021, or the results that may be achieved in future periods.

4. Leases

We lease real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate consistent with our revolving line of credit and based on the information available at the lease commencement date in determining the discount rate for the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of April 30, 2024 and 2023 are as follows (in thousands):

	April 30, 2024	April 30, 2023
Operating Leases
Right-of-use assets	$37,540	$26,999
Accumulated amortization	(3,976)	(2,801)
Right-of-use assets, net	$33,564	$24,198

Lease liabilities, current portion	$1,331	$904
Lease liabilities, net of current portion	33,289	24,064
Total operating lease liabilities	$34,620	$24,968

During the fiscal year ended April 30, 2024, we recorded $3.6 million of operating lease costs, of which $22,000 related to short-term leases. During the fiscal year ended April 30, 2023, we recorded $4.0 million of operating lease costs, of which $132,000 related to short-term leases. During the fiscal year ended April 30, 2022, we recorded $3.9 million of operating lease costs, of which $218,000 related to short-term leases. As of April 30, 2024, our weighted average lease term and weighted average discount rate for our operating leases was 14.6 years and 6.0%, respectively. As of April 30, 2023, our weighted average lease term and weighted average discount rate for our operating leases was 15.6 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039.

During the fiscal year ended April 30, 2023, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the fiscal year ended April 30, 2023, we recorded a right-of-use asset and lease liability of $1.9 million.

During the fiscal year ended April 30, 2024, we entered an Assignment Agreement to assign us the rights to the entire building and surrounding property at our corporate office and warehouse facility in Columbia, Missouri. The assignment was effective on January 1, 2024. The operating lease covers approximately 632,000 square feet, where we formerly subleased approximately 361,000 square feet. The lease provides us with an option to expand the building by up to 491,000 additional square feet. The terms of the lease are consistent with the terms of our former sublease agreement prior to the Assignment Agreement. The lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the lease. We will receive tax and other incentives from federal, state, and local governmental authorities. The former sublessor will guarantee the lease through the end of the term. During fiscal year ended April 30, 2024, we recorded a right-of-use asset and lease liability of $10.6 million for the additional space provided under the Assignment Agreement.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future lease payments for all our operating leases as of April 30, 2024, and for succeeding fiscal years, are as follows (in thousands):

Operating
2025	$3,372
2026	3,270
2027	3,299
2028	3,348
Thereafter	39,322
Total future lease payments	52,611
Less amounts representing interest	(17,991)
Present value of lease payments	34,620
Less current maturities of lease liabilities	(1,331)
Long-term maturities of lease liabilities	$33,289

During the fiscal year ended April 30, 2024, the cash paid for amounts included in the measurement of the liabilities was $1.0 million and included in our operating cash flows. During the fiscal year ended April 30, 2023, the cash paid for amounts included in the measurement of the liabilities was $1.9 million and included in our operating cash flows.

5. Inventory

The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Finished goods	$83,879	$90,906
Finished parts	2,402	2,818
Work in process	75	66
Raw material	6,959	5,944
Total inventories	$93,315	$99,734

Certain of our suppliers in Asia require deposits to procure our inventory products prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. For the fiscal years ended April 30, 2024 and 2023, we have recorded $4.3 million, respectively, in prepaid expenses and other current assets on our consolidated balance sheet.

6. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Machinery and equipment	$20,852	$17,678
Computer and other equipment	1,988	1,865
Leasehold improvements	762	316
	23,602	19,859
Less: Accumulated depreciation and amortization	(13,599)	(11,229)
	10,003	8,630
Construction in progress	1,035	858
Total property, plant, and equipment, net	$11,038	$9,488

Depreciation expense for the fiscal years ended April 30, 2024, 2023, and 2022 was $3.0 million, $2.7 million, and $2.3 million, respectively.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles, by line item for the fiscal years ended April 30, 2024, 2023, and 2022 (in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Cost of sales	$1,313	$1,429	$1,299
Research and development	615	415	203
Selling, marketing, and distribution	836	362	510
General and administrative (a)	13,337	14,305	14,955
Total depreciation and amortization	$16,101	$16,511	$16,967

(a)
General and administrative expenses included $12.8 million, $13.6 million, and $14.4 million of amortization for the fiscal years ended April 30, 2024, 2023, and 2022, respectively, which were recorded as a result of our acquisitions.

7. Intangible Assets and Goodwill

The following table summarizes intangible assets as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024			April 30, 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(78,877)	$11,103	$89,980	$(74,035)	$15,945
Developed software and technology	27,762	(20,250)	7,512	31,022	(21,978)	9,044
Patents, trademarks, and trade names	69,497	(50,046)	19,451	68,943	(44,042)	24,901
	187,239	(149,173)	38,066	189,945	(140,055)	49,890
Patents and software in development	1,721	—	1,721	1,701	—	1,701
Total definite-lived intangible assets	188,960	(149,173)	39,787	191,646	(140,055)	51,591
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,390	$(149,173)	$40,217	$192,076	$(140,055)	$52,021

We amortize definite-lived intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $13.1 million, $13.7 million, and $14.5 million for the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

The following table represents future expected amortization expense as of April 30, 2024 (in thousands):

Fiscal	Amount
2025	$9,670
2026	8,321
2027	5,916
2028	4,497
2029	2,936
Thereafter	6,726
Total	$38,066

We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

As of April 30, 2024 and 2023, we had no goodwill recorded on our consolidated balance sheet. Refer to Note 2 – Summary of Significant Accounting Policies for more details relating to our impairments for all periods presented.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2024 and 2023 (in thousands):

	April 30, 2024	April 30, 2023
Accrued freight	$2,829	$1,962
Accrued sales allowances	1,891	2,453
Accrued warranty	1,243	966
Accrued commissions	1,191	1,072
Accrued professional fees	1,049	1,106
Accrued employee benefits	499	568
Accrued taxes other than income	321	346
Accrued other	664	268
Total accrued expenses	$9,687	$8,741

9. Debt

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

As of April 30, 2024, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings on the revolving line of credit, the interest rate would have been 5.34% at April 30, 2024, equal to SOFR plus the applicable margin. As of April 30, 2023, we had $5.0 million of borrowings outstanding on the revolving line of credit, which bore interest at 6.05%, equal to SOFR plus the applicable margin. During the year ended April 30, 2024, we paid the outstanding balance on the revolving line of credit.

As of April 30, 2024 and 2023, we had executed irrevocable standby letters of credit totaling $3.3 and $1.7 million, respectively, to collateralize duty drawback bonds. During the fiscal years ended April 30, 2024 and 2023, no amounts have been drawn on the letter of credit.

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $29.7 million as of April 30, 2024 and $22.0 million as of April 30, 2023 which would be the maximum amount of loss subject to credit risk. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We do not have any Level 3 financial assets or liabilities as of April 30, 2024 and 2023.

11. Self-Insurance Reserves

In the prior fiscal year, we transitioned to a self-insured group health insurance program. Prior to this transition, we had fully guaranteed cost group health insurance programs. We are now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. We record our liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table summarizes the activity related to self-insurance reserves in the fiscal years ended April 30, 2024 and 2023 (in thousands):

	For the years ended April 30,
	2024	2023
Beginning balance	$396	$29
Additional provisions charged to expense	2,525	2,094
Payments	(2,562)	(1,727)
Ending balance	$359	$396

12. Equity

Treasury Stock

On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. This authorization expired on September 29, 2023. During the fiscal year ended April 30, 2023, under this authorization, we repurchased 377,034 shares of our common stock, in the open market, for $3.5 million, utilizing cash on hand. During the fiscal year ended April 30, 2024, under this authorization, we repurchased 375,556 shares of our common stock, in the open market, for $3.3 million, utilizing cash on hand.

On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the fiscal year ended April 30, 2024, under this authorization, we repurchased 313,861 shares of our common stock, in the open market, for $2.7 million utilizing cash on hand. As of April 30, 2024, we have $7.3 million remaining authorized to repurchase our common stock.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended April 30, 2024, under both this authorization and the expired authorization above, we repurchased 689,417 shares of our common stock, in the open market, for $6.0 million utilizing cash on hand. We have recorded the shares we purchased, at cost, as a reduction of stockholders’ equity on the consolidated balance sheet.

Incentive Stock and Employee Stock Purchase Plans

We have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. Our 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of newly issued common stock. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee established by our Board of Directors, administers the plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the plan are generally nontransferable and subject to forfeiture.

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

We recognized $4.1 million, $4.1 million, and $2.8 million, respectively, of stock-based compensation expense for the fiscal years ended April 30, 2024, 2023, and 2022.

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

We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the years ended April 30,
	2024	2023	2022
Grant date fair market value
American Outdoor Brands, Inc.	$8.79	$12.70	$26.44
Russell 2000 Index	$1,769.21	$1,882.91	$2,277.45
Volatility (a)
American Outdoor Brands, Inc.	45.53%	49.04%	47.78%
Russell 2000 Index	27.08%	31.75%	30.69%
Correlation coefficient (b)	0.48	0.50	0.46
Risk-free interest rate (c)	3.81%	2.91%	0.33%
Dividend yield (d)	0%	0%	0%

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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fiscal year ended April 30, 2024, we granted an aggregate 319,847 service based RSUs, including 103,475 RSUs to executive officers and 216,372 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 76,251 PSUs to our executive officers during fiscal 2024, which have a maximum aggregate award value of 152,502 shares. During the fiscal year ended April 30, 2024, 94,354 PSUs were cancelled, at target, as a result of the performance condition not being met, and 25,594 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2024, we delivered common stock to our employees, including our executive officers and directors with a total market value of $1.6 million.

During the fiscal year ended April 30, 2023, we granted an aggregate of 311,676 service based RSUs, including 52,277 RSUs to executive officers and 259,399 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 52,277 PSUs to our executive officers during fiscal 2023, which have a maximum aggregate award value of 104,554 shares. In addition, in connection with a 2019 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent. During the fiscal year ended April 30, 2023, we cancelled 14,390 RSUs as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2023, we delivered common stock to our employees, including executive officers and directors, with a total market value of $1.5 million.

During the fiscal year ended April 30, 2022, we granted an aggregate of 77,251 service based RSUs, including 28,948 RSUs to executive officers and 48,303 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 26,809 PSUs to our executive officers during fiscal 2022, which have a maximum aggregate award value of 53,618 shares. In addition, in connection with a 2018 grant, we vested 10,800 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 21,600 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the fiscal year ended April 30, 2022, we cancelled 40,929 RSUs, and 24,565 PSUs, as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2022, we delivered common stock to our employees, including executive officers and directors, with a total market value of $3.3 million.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal years ended April 30, 2024, 2023, and 2022 is as follows:

	For the years ended April 30,
	2024		2023		2022
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	560,579	$13.36	349,774	$15.93	427,519	$11.67
Awarded	396,098	8.69	371,153	10.68	114,860	26.92
Vested	(212,636)	11.31	(145,958)	12.62	(127,111)	11.57
Forfeited	(119,948)	12.46	(14,390)	14.20	(65,494)	15.86
RSUs and PSUs outstanding, end of period	624,093	$11.27	560,579	$13.36	349,774	$15.93

As of April 30, 2024, there was $1.9 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.1 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate,

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal years ended April 30, 2024 and 2023, 91,940 shares and 89,860 shares, respectively, were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the years ended April 30, 2024, 2023, and 2022:

	For the years ended April 30,
	2024	2023	2022
Risk-free interest rate	5.46% - 5.53%	3.97% - 4.01%	0.05% - 0.09%
Expected term	6 months - 12 months	6 months - 12 months	6 months - 12 months
Expected volatility	43.2% - 48.9%	51.9% - 58.4%	54.7% - 56.7%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The weighted average expected volatility was approximately 46%. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).

13. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — Our employees participate in a contributory defined investment plan, subject to service requirements. Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $438,000, $500,000, and $592,000 for the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

Non-Contributory Profit-Sharing Plan — Our employees participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. We did not contribute to the plan for the fiscal years 2024 and 2023. For fiscal year 2022, we contributed $984,000, which has been recorded in general and administrative costs. Contributions are funded after the fiscal year-end.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes

Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Current:
Federal	$5	$(126)	$2,356
State	(79)	(123)	302
Foreign	4	—	3
Total current	(70)	(249)	2,661
Deferred:
Deferred federal	—	—	5,958
Deferred state	—	—	725
Total deferred	—	—	6,683
Total income tax (benefit)/expense	$(70)	$(249)	$9,344

The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Years Ended April 30,
	2024	2023	2022
Federal income taxes expected at the statutory rate (a)	$(2,587)	$(2,577)	$(11,663)
State income taxes, less federal income tax benefit	(132)	(303)	(633)
Stock compensation	436	96	(276)
Research and development tax credit	(203)	(200)	(291)
Goodwill impairment	—	—	7,633
Change in deferred tax valuation allowance	2,257	2,600	14,200
Other	159	135	374
Total income tax (benefit)/expense	$(70)	$(249)	$9,344

(a)
We had a federal statutory rate of 21% in fiscal 2024, 2023, and 2022.

Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2024	April 30, 2023
Non-current tax assets (liabilities):
Inventories	$1,100	$1,574
Accrued expenses, including compensation	1,589	1,446
Product liability	—	28
Workers' compensation	10	8
Warranty reserve	286	222
Stock-based compensation	1,066	1,172
State bonus depreciation	110	150
Property, plant, and equipment	(2,619)	(2,577)
Intangible assets	11,777	11,877
Right-of Use assets	(7,740)	(5,640)
Right-of Use lease liabilities	7,985	5,820
Capitalized R&D	2,136	1,340
Other	(83)	(15)
Loss and credit carryforwards	3,681	1,636
Less valuation allowance	(19,298)	(17,041)
Net deferred tax asset/(liability) — total	$—	$—

As of April 30, 2024, federal and state net operating loss, or NOL, carryforwards were $13.9 million and $7.1 million, respectively, and $403,000 of federal research & development tax credits. The tax-effected deferred tax assets recorded for federal and state NOL carryforwards were $2.9 million and $355,000, respectively. Under legislation enacted in 2017,

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely. The federal research and development credits of $403,000, which, if unused, will expire between April 30, 2043 and 2044. State NOL carryforwards of $5.7 million, which, if unused, will expire in years April 30, 2033 through April 30, 2044. The remaining $1.4 million of the state NOL carryforwards may also be carried forward indefinitely.

As of April 30, 2024, we continued to maintain a full valuation allowance of $19.3 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. As of April 30, 2023, we maintained a full valuation allowance of $17.0 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered.

The income tax provisions (benefit) represent effective tax rates of 0.6%, 2.0%, and (16.8%) for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. Excluding the impact of the non-cash goodwill impairment charges and establishing the full valuation allowance against our deferred taxes, our effective tax rate for the fiscal year ended April 30, 2022 was 19.6%.

U.S. income taxes have not been provided on $375,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

As of April 30, 2024 and 2023, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2020. On March 7, 2023, the Internal Revenue Service (“IRS”) initiated an examination of our Federal income tax return filed for the tax period ended April 30, 2021. On January 10, 2024, we were notified from the IRS that they had concluded their examination. As a result of their examination procedures, our tax liability was unchanged for the tax period under examination, and there was no impact to our consolidated financial statements.

15. Commitments and Contingencies

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the fiscal years ended April 30, 2024, 2023, and 2022, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Yangjiang, China	July 15, 2024
Shenzhen, China	August 31, 2025
Chicopee, Massachusetts	May 31, 2025
Phoenix, Arizona	April 30, 2025
Columbia, Missouri	November 26, 2038

Other Commitments

As of April 30, 2024, we have known purchase commitments of $32.7 million, which represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2024 related to inventory purchases and will be payable within one year. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.

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