Form 10-Q
period 2024-07-31
American Outdoor Brands, Inc.
filed 2024-09-05
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The registrant had 12,845,909 shares of common stock, par value $0.001, outstanding as of August 30, 2024.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2024 and 2023

Accumax®, BOG®, BUBBA®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Don’t Be Outdoorsy – Be Outdoors®, E-MAX®, Engineered for the Unknown®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Lockdown Puck®, Mag Charger®, MEAT! Your Maker®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, Unmatched Accuracy at the Bench and in the Field®, ust®, Wheeler®, XLA Bipod®, Your Land. Your Legacy®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, From Niche to Known™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, and Water to Plate™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, Smith & Wesson®, and T/C®, among others. This report also may contain trademarks and trade names of other companies.

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
•
our belief that our future ability to fund our operating needs will depend on our future ability to generate positive cash flow from operations and obtain financing on acceptable terms; our belief that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75 million credit facility;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	July 31, 2024 (Unaudited)	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,463	$29,698
Accounts receivable, net of allowance for credit losses of $114 on July 31, 2024 and $133 on April 30, 2024	26,346	25,728
Inventories	106,710	93,315
Prepaid expenses and other current assets	5,585	6,410
Income tax receivable	245	223
Total current assets	162,349	155,374
Property, plant, and equipment, net	10,992	11,038
Intangible assets, net	37,930	40,217
Right-of-use assets	33,165	33,564
Other assets	354	404
Total assets	$244,790	$240,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,118	$14,198
Accrued expenses	11,725	9,687
Accrued payroll and incentives	4,923	4,167
Lease liabilities, current	1,359	1,331
Total current liabilities	36,125	29,383
Lease liabilities, net of current portion	32,951	33,289
Total liabilities	69,076	62,672
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on July 31, 2024 and April 30, 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,820,494 shares issued and 12,875,062 shares outstanding on July 31, 2024 and 14,701,280 shares issued and 12,797,865 shares outstanding on April 30, 2024	15	15
Additional paid in capital	277,642	277,107
Retained deficit	(76,988)	(74,623)
Treasury stock, at cost (1,945,432 shares on July 31, 2024 and 1,903,415 shares on April 30, 2024)	(24,955)	(24,574)
Total equity	175,714	177,925
Total liabilities and equity	$244,790	$240,597

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended July 31,
	2024	2023
	(In thousands, except per share data)
Net sales	$41,643	$43,445
Cost of sales	22,717	23,726
Gross profit	18,926	19,719
Operating expenses:
Research and development	1,674	1,599
Selling, marketing, and distribution	11,383	12,054
General and administrative	8,443	10,151
Total operating expenses	21,500	23,804
Operating loss	(2,574)	(4,085)
Other (expense)/income, net:
Other income, net	83	39
Interest income/(expense), net	148	(12)
Total other income, net	231	27
Loss from operations before income taxes	(2,343)	(4,058)
Income tax expense	22	55
Net loss	$(2,365)	$(4,113)
Net loss per share:
Basic	$(0.18)	$(0.31)
Diluted	$(0.18)	$(0.31)
Weighted average number of common shares outstanding:
Basic	12,865	13,190
Diluted	12,865	13,190

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2023	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(4,113)	—	—	(4,113)
Stock-based compensation	—	—	932	—	—	—	932
Issuance of common stock under restricted stock unit awards, net of tax	96	1	(301)	—	—	—	(300)
Repurchase of treasury stock	—	—	—	—	268	(2,268)	(2,268)
Balance at July 31, 2023	14,543	$15	$273,415	$(66,488)	1,482	$(20,827)	$186,115

	Common Stock		Additional		Treasury Stock
For the three months ended July 31, 2024	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net loss	—	—	—	(2,365)	—	—	(2,365)
Stock-based compensation	—	—	932	—	—	—	932
Issuance of common stock under restricted stock unit awards, net of tax	119	—	(397)	—	—	—	(397)
Repurchase of treasury stock	—	—	—	—	42	(381)	(381)
Balance at July 31, 2024	14,820	$15	$277,642	$(76,988)	1,945	$(24,955)	$175,714

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,365)	$(4,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,309	3,969
Provision for credit losses on accounts receivable	(19)	6
Stock-based compensation expense	932	932
Changes in operating assets and liabilities:
Accounts receivable	(599)	3,268
Inventories	(13,395)	(5,179)
Prepaid expenses and other current assets	825	(78)
Income tax receivable	(22)	41
Accounts payable	4,073	4,115
Accrued payroll and incentives	756	1,061
Right of use assets	399	297
Accrued expenses	2,038	1,061
Other assets	26	34
Lease liabilities	(310)	(233)
Other non-current liabilities	—	(16)
Net cash (used in)/provided by operating activities	(4,352)	5,165
Cash flows from investing activities:
Payments to acquire patents and software	(261)	(267)
Payments to acquire property and equipment	(844)	(569)
Net cash used in investing activities	(1,105)	(836)
Cash flows from financing activities:
Payments on notes and loans payable	—	(5,000)
Payments to acquire treasury stock	(381)	(2,268)
Payment of employee withholding tax related to restricted stock units	(397)	(300)
Net cash used in financing activities	(778)	(7,568)
Net decrease in cash and cash equivalents	(6,235)	(3,239)
Cash and cash equivalents, beginning of period	29,698	21,950
Cash and cash equivalents, end of period	$23,463	$18,711
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$42	$117
Income taxes (net of refunds)	$36	$13

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

(1) Organization:

American Outdoor Brands, Inc. and its wholly owned Subsidiaries (our “company,” “we,” “us,” or “our”) is an innovation company that provides product solutions for outdoor enthusiasts, including hunting, fishing, camping, shooting, outdoor cooking, and personal security and personal defense products. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; harvesting products for post-hunt or post-fishing activities; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as assemble some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.

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
•
Our Defender brands focus on protection and include products that are used by consumers in situations that require self-defense for training and for securing high value or high consequence possessions.

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2024. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of July 31, 2024, our condensed consolidated statement of operations for the three months ended July 31, 2024 and 2023, and our condensed consolidated statement of cash flows for the three months ended July 31, 2024 and 2023. The consolidated balance sheet as of April 30, 2024 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

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

We sponsor direct-to-consumer customer loyalty programs. Customers earn rewards from qualifying purchases or activities. We defer revenue for a portion of the transaction price from product sales to customers that earn loyalty points.

The amount of revenue we recognize reflects the expected consideration to be received for providing the goods or services to customers, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, sales volume incentives, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and are constrained to the extent that inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$16,501	$18,376	$(1,875)	-10.2%
Traditional channels net sales	25,142	25,069	73	0.3%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$37,213	$39,789	$(2,576)	-6.5%
International net sales	4,430	3,656	774	21.2%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$18,678	$20,075	$(1,397)	-7.0%
Outdoor lifestyle net sales	22,965	23,370	(405)	-1.7%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

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

(3) Leases:

We lease real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate consistent with our revolving line of credit based on the information available at the lease commencement date in determining the discount rate for the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset.

Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases as of July 31, 2024 and April 30, 2024 are as follows (in thousands):

	July 31, 2024	April 30, 2024
Operating Leases
Right-of-use assets	$37,540	$37,540
Accumulated amortization	(4,375)	(3,976)
Right-of-use assets, net	$33,165	$33,564

Lease liabilities, current portion	$1,359	$1,331
Lease liabilities, net of current portion	32,951	33,289
Total operating lease liabilities	$34,310	$34,620

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

For the three months ended July 31, 2024, we recorded $1.0 million of operating lease costs, of which $2,000 were short-term operating lease costs. For the three months ended July 31, 2023, we recorded $827,000 of operating lease costs, of which $2,000 were short-term operating lease costs. As of July 31, 2024, our weighted average lease term and weighted average discount rate for our operating leases were 14.3 years and 6.0%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

Future lease payments for all our operating leases for the remainder of fiscal 2025 and for succeeding fiscal years, as of July 31, 2024, are as follows (in thousands):

Operating
2025	$2,534
2026	3,270
2027	3,299
2028	3,348
2029	3,405
Thereafter	35,917
Total future lease payments	51,773
Less amounts representing interest	(17,463)
Present value of lease payments	34,310
Less current maturities of lease liabilities	(1,359)
Long-term maturities of lease liabilities	$32,951

The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $310,000 and $233,000 for the three months ended July 31, 2024 and 2023, respectively.

(4) Intangible Assets, net:

The following table summarizes intangible assets as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024			April 30, 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(79,814)	$10,166	$89,980	$(78,877)	$11,103
Developed software and technology	27,762	(20,775)	6,987	27,762	(20,250)	7,512
Patents, trademarks, and trade names	69,690	(51,022)	18,668	69,497	(50,046)	19,451
	187,432	(151,611)	35,821	187,239	(149,173)	38,066
Patents and software in development	1,679	—	1,679	1,721	—	1,721
Total definite-lived intangible assets	189,111	(151,611)	37,500	188,960	(149,173)	39,787
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,541	$(151,611)	$37,930	$189,390	$(149,173)	$40,217

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.5 million and $3.2 million for the three months ended July 31, 2024 and 2023, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

Future expected amortization expense for the remainder of fiscal 2025 and for succeeding fiscal years, as of July 31, 2024, are as follows (in thousands):

Fiscal	Amount
2025	$7,315
2026	8,333
2027	5,928
2028	4,508
2029	2,948
Thereafter	6,789
Total	$35,821

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $23.5 million as of July 31, 2024 and $29.7 million as of April 30, 2024 and would be the maximum amount of loss subject to credit risk. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We do not have any Level 3 financial assets or liabilities as of July 31, 2024 and April 30, 2024.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024	April 30, 2024
Finished goods	$97,518	$83,879
Finished parts	2,623	2,402
Work in process	184	75
Raw material	6,385	6,959
Total inventories	$106,710	$93,315

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory vary by supplier and range from 30% to 100%. As of July 31, 2024 and April 30, 2024, we have recorded $2.1 million and $4.3 million, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.

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

As of July 31, 2024, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at July 31, 2024, those borrowings would have borne interest at approximately 6.88%, which is equal to SOFR plus the applicable margin.

As of July 31, 2024, we have irrevocable standby letters of credit totaling $3.3 million to collateralize duty drawback bonds. During the three months ended July 31, 2024, no amounts have been drawn on the letter of credit.

(8) Equity:

Treasury Stock

On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the three months ended July 31, 2024, under these authorizations, we repurchased 42,017 of our common stock for $381,000 utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three months ended July 31, 2024 and 2023.

Due to the loss from operations for the three months ended July 31, 2024 and 2023, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

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

We grant PSUs to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three Months Ended July 31,
	2024	2023
Grant date fair market value
American Outdoor Brands, Inc.	$7.89	$8.79
Russell 2000 Index	$1,980.23	$1,769.21
Volatility (a)
American Outdoor Brands, Inc.	48.15%	45.53%
Russell 2000 Index	22.98%	27.08%
Correlation coefficient (b)	0.37	0.48
Risk-free interest rate (c)	4.73%	3.81%
Dividend yield (d)	0%	0%

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

During the three months ended July 31, 2024, we granted an aggregate of 98,412 PSUs to our executive officers. We also granted 226,592 RSUs during the three months ended July 31, 2024, including 98,412 RSUs to executive officers and 128,180 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the three months ended July 31, 2024, 23,987 PSUs were cancelled, at target, as a result of the performance condition not being met, and 4,567 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2024, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.3 million.

During the three months ended July 31, 2023, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 261,724 RSUs during the three months ended July 31, 2023, including 101,091 RSUs to executive officers and 160,633 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the three months ended July 31, 2023, we cancelled 30,446 PSUs as a result of the performance condition not being met, and 9,813 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2023, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.1 million.

We recognized $932,000 million of stock-based compensation expense for the three months ended July 31, 2024 and 2023.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2024 and 2023 is as follows:

	For the Three Months Ended July 31,
	2024		2023
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	624,093	$11.27	560,579	$13.36
Awarded	325,004	8.27	337,618	8.52
Vested	(167,587)	10.55	(132,110)	11.97
Forfeited	(28,554)	27.60	(40,259)	9.59
RSUs and PSUs outstanding, end of period	752,956	$9.55	725,828	$11.57

As of July 31, 2024, there was $3.3 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.7 years.

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024	April 30, 2024
Accrued freight	$4,549	$2,829
Accrued sales allowances	2,139	1,891
Accrued warranty	1,377	1,243
Accrued professional fees	945	1,049
Accrued commissions	891	1,191
Accrued taxes other than income	629	321
Accrued employee benefits	625	499
Accrued other	570	664
Total accrued expenses	$11,725	$9,687

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $22,000 and $55,000 for the three months ended July 31, 2024 and 2023, respectively. The effective tax rate for the three months ended July 31, 2024 and 2023 was (0.9%) and (1.4%), respectively.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three months ended July 31, 2024 and 2023, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2024 and 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2024 and 2023 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2024. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

First Quarter Fiscal 2025 Highlights

Our operating results for the three months ended July 31, 2024 included the following:

•
Net sales were $41.6 million, a decrease of $1.8 million or 4.1%, from the comparable quarter last year.
•
Gross margin was 45.4%, flat as compared to the comparable quarter last year.
•
Net loss was $2.4 million, or $0.18 per diluted share, compared with a net loss of $4.1 million, or $0.31 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $2.0 million for the three months ended July 31, 2024 compared with $1.1 million for the three months ended July 31, 2023. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$41,643	$43,445	$(1,802)	-4.1%
Cost of sales	22,717	23,726	(1,009)	-4.3%
Gross profit	$18,926	$19,719	$(793)	-4.0%
% of net sales (gross margin)	45.4%	45.4%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$16,501	$18,376	$(1,875)	-10.2%
Traditional channels net sales	25,142	25,069	73	0.3%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

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

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$37,213	$39,789	$(2,576)	-6.5%
International net sales	4,430	3,656	774	21.2%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

The following table sets forth certain information regarding net sales categories for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$18,678	$20,075	$(1,397)	-7.0%
Outdoor lifestyle net sales	22,965	23,370	(405)	-1.7%
Total net sales	$41,643	$43,445	$(1,802)	-4.1%

For the three months ended July 31, 2024, total net sales decreased $1.8 million, or 4.1%, from the comparable quarter last year primarily because of a decrease in our direct-to-consumer net sales partially offset by an increase in net sales to international retailers.

Net sales in our e-commerce channel decreased $1.9 million, or 10.2%, from the comparable quarter last year, primarily because of lower direct-to-consumer net sales for products sold on our e-commerce platform. E-commerce channel net sales decreased for both our outdoor lifestyle category from lower outdoor cooking and rugged outdoor product net sales and our shooting sports category from lower personal protection product net sales.

Net sales in our traditional channels increased $73,000, or 0.3%, over the comparable quarter last year. Traditional channel net sales increased primarily because of higher net sales of shooting accessories in our shooting sports category partially offset by lower net sales of rugged outdoor products in our outdoor lifestyle category. In addition, our international net sales increased $774,000, or 21.2%, over the comparable quarter last year as a result of increased sales in Canada.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 23.4% of net sales for the three months ended July 31, 2024.

Gross margin for the three months ended July 31, 2024 was flat to comparable quarter last year, with lower freight and shipping container costs offset by higher promotional product discounts.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$1,674	$1,599	$75	4.7%
Selling, marketing, and distribution	11,383	12,054	(671)	-5.6%
General and administrative	8,443	10,151	(1,708)	-16.8%
Total operating expenses	$21,500	$23,804	$(2,304)	-9.7%
% of net sales	51.6%	54.8%

Research and development expenses increased $75,000 over the comparable quarter last year, primarily from higher consulting and third party service expenses. Selling, marketing, and distribution expenses decreased $671,000 from the comparable quarter last year mainly because of lower advertising expense. General and administrative expenses decreased $1.7 million from the comparable quarter last year, primarily because of lower legal and consulting expense and lower acquired intangible asset amortization expense.

Operating Loss

The following table sets forth certain information regarding operating loss for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating loss	$(2,574)	$(4,085)	$1,511	-37.0%
% of net sales (operating margin)	-6.2%	-9.4%

Operating loss for the three months ended July 31, 2024 was $1.5 million lower as compared to the comparable quarter last year primarily from lower operating expenses mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax benefit for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$22	$55	$(33)	-60.0%
% of income from operations (effective tax rate)	-0.9%	-1.4%		0.5%

We recorded income tax expense of $22,000 for the three months ended July 31, 2024 compared with income tax expense of $55,000 for the prior year comparable period. The income tax expense recorded for the three months ended July 31, 2024 and 2023 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Loss

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net loss	$(2,365)	$(4,113)	$1,748	-42.5%
Net loss per share
Basic	$(0.18)	$(0.31)	$0.13	-41.9%
Diluted	$(0.18)	$(0.31)	$0.13	-41.9%

Net loss was $2.4 million, or $0.18 per diluted share, for the three months ended July 31, 2024 compared with net loss of $4.1 million, or $0.31 per share, for the comparable quarter last year. The lower net loss was primarily related to lower operating expenses during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three months ended July 31, 2024 and 2023, respectively (dollars in thousands):

	For the Three Months Ended July 31,
	2024	2023
	(Unaudited)
GAAP net loss	$(2,365)	$(4,113)
Interest (income)/expense	(148)	12
Income tax expense	22	55
Depreciation and amortization	3,284	3,945
Stock compensation	932	932
Technology implementation	—	293
Non-recurring inventory reserve adjustment	221	—
Emerging growth status transition costs	42	—
Non-GAAP Adjusted EBITDAS	$1,988	$1,124

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

The following table sets forth certain cash flow information for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$(4,352)	$5,165	$(9,517)	-184.3%
Investing activities	(1,105)	(836)	(269)	32.2%
Financing activities	(778)	(7,568)	6,790	-89.7%
Total cash flow	$(6,235)	$(3,239)	$(2,996)	92.5%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $4.4 million for the three months ended July 31, 2024 compared with cash generated by operating activities of $5.2 million for the three months ended July 31, 2023. Cash used by operating activities for the three months ended July 31, 2024 was primarily impacted by $13.4 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare for the fall and winter hunting and holiday seasons. The cash usage for the three months ended July 31, 2024 was partially offset by a $4.1 million increase in accounts payable due to the timing of inventory purchases and $2.0 million of increase accrued expenses related to the timing of outbound freight accruals.

Investing Activities

Cash used in investing activities was $1.1 million during the three months ended July 31, 2024 compared with $836,000 used in the prior year comparable period with higher spending on product tooling. We expect to spend approximately $3.5 million to $4.5 million of capital expenditures in fiscal 2025, a decrease of $1.5 million to $2.5 million from the $6.0 million we spent in fiscal 2024, a year in which we spent $2.9 million on capital expenditures as a result of the lease assignment of the full building at our headquarters in Columbia, Missouri.

Financing Activities

Cash used in financing activities was $778,000 for the three months ended July 31, 2024, primarily from $381,000 used to repurchase 42,017 shares of our common stock.

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

We had $23.5 million of cash equivalents on hand as of July 31, 2024 and had $29.7 million in cash and cash equivalents on hand as of April 30, 2024.

Other Matters

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, to which there have been no material changes. Actual results could differ from our estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 27, 2024, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three months ended July 31, 2024 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
May 1, 2024 to May 31, 2024	—	$—	689,417	$7,283
June 1, 2024 to June 30, 2024	—	—	689,417	7,283
July 1, 2024 to July 31, 2024	42,017	9.06	731,434	6,902
Total first quarter fiscal year 2024	42,017	9.06	731,434	6,902
Total year-to-date fiscal year 2024	42,017	$9.06	731,434	$6,902

(1) On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. During the three months ended July 31, 2024, under this authorization, we repurchased a total of 42,017 shares of our common stock for $381,000, utilizing cash on hand. As of July 31, 2024, we have $6.9 million of available funds to repurchase our common stock under the current authorization.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended July 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

31.1#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1##	Section 1350 Certification of Principal Executive Officer

32.2##	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

# Filed herewith

## Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 5, 2024	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 5, 2024	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer