Form 10-Q
period 2024-10-31
American Outdoor Brands, Inc.
filed 2024-12-05
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

The registrant had 12,763,907 shares of common stock, par value $0.001, outstanding as of November 29, 2024.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2024 and 2023

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the following:

•
our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of 1.5 years;
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
•
the potential for increased tariffs on our products, including tariffs that may be imposed by the new presidential administration;
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
•
our ability to comply with any applicable foreign laws or regulations;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	October 31, 2024 (Unaudited)	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,223	$29,698
Accounts receivable, net of allowance for credit losses of $159 on October 31, 2024 and $133 on April 30, 2024	43,259	25,728
Inventories	111,566	93,315
Prepaid expenses and other current assets	4,904	6,410
Income tax receivable	270	223
Total current assets	174,222	155,374
Property, plant, and equipment, net	10,963	11,038
Intangible assets, net	35,887	40,217
Right-of-use assets	32,748	33,564
Other assets	305	404
Total assets	$254,125	$240,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,376	$14,198
Accrued expenses	12,718	9,687
Accrued payroll and incentives	3,194	4,167
Lease liabilities, current	1,353	1,331
Total current liabilities	42,641	29,383
Lease liabilities, net of current portion	32,630	33,289
Total liabilities	75,271	62,672
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on October 31, 2024 and April 30, 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,889,594 shares issued and 12,832,682 shares outstanding on October 31, 2024 and 14,701,280 shares issued and 12,797,865 shares outstanding on April 30, 2024	15	15
Additional paid in capital	278,677	277,107
Retained deficit	(73,877)	(74,623)
Treasury stock, at cost (2,056,912 shares on October 31, 2024 and 1,903,415 shares on April 30, 2024)	(25,961)	(24,574)
Total equity	178,854	177,925
Total liabilities and equity	$254,125	$240,597

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$60,232	$57,931	$101,875	$101,376
Cost of sales	31,325	31,441	54,043	55,167
Gross profit	28,907	26,490	47,832	46,209
Operating expenses:
Research and development	1,866	1,675	3,540	3,274
Selling, marketing, and distribution	14,973	15,414	26,356	27,468
General and administrative	8,998	9,423	17,439	19,573
Total operating expenses	25,837	26,512	47,335	50,315
Operating income/(loss)	3,070	(22)	497	(4,106)
Other (expense)/income, net:
Other income, net	59	53	141	92
Interest income/(expense), net	(6)	6	142	(7)
Total other income, net	53	59	283	85
Income/(loss) from operations before income taxes	3,123	37	780	(4,021)
Income tax expense/(benefit)	12	(40)	34	15
Net income/(loss)	$3,111	$77	$746	$(4,036)
Net income/(loss) per share:
Basic	$0.24	$0.01	$0.06	$(0.31)
Diluted	$0.24	$0.01	$0.06	$(0.31)
Weighted average number of common shares outstanding:
Basic	12,860	13,010	12,862	13,100
Diluted	13,145	13,256	13,211	13,100

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended October 31, 2024 and 2023	Shares	Amount	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at July 31, 2023	14,543	$15	$273,415	$(66,488)	1,482	$(20,827)	$186,115
Net income	—	—	—	77	—	—	77
Stock-based compensation	—	—	1,005	—	—	—	1,005
Shares issued under employee stock purchase plan	47	—	339	—		—	339
Issuance of common stock under restricted stock unit awards, net of tax	16	—	(51)	—	—	—	(51)
Repurchase of treasury stock	—	—	—	—	158	(1,494)	(1,494)
Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991

Balance at July 31, 2024	14,820	$15	$277,642	$(76,988)	1,945	$(24,955)	$175,714
Net income	—	—	—	3,111	—	—	3,111
Stock-based compensation	—	—	866	—	—	—	866
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	31	—	(117)	—	—	—	(117)
Repurchase of treasury stock	—	—	—	—	112	(1,006)	(1,006)
Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854

	Common Stock		Additional		Treasury Stock
For the six months ended October 31, 2024 and 2023	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(4,036)	—	—	(4,036)
Stock-based compensation	—	—	1,938	—	—	—	1,938
Shares issued under employee stock purchase plan	47	—	339	—	—	—	339
Issuance of common stock under restricted stock unit awards, net of tax	112	1	(353)	—	—	—	(352)
Repurchase of treasury stock	—	—	—	—	426	(3,762)	(3,762)
Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991

Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net income	—	—	—	746	—	—	746
Stock-based compensation	—	—	1,798	—	—	—	1,798
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	150	—	(514)	—	—	—	(514)
Repurchase of treasury stock	—	—	—	—	154	(1,387)	(1,387)
Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$746	$(4,036)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	6,626	7,927
Loss on sale/disposition of assets	—	7
Provision for credit losses on accounts receivable	25	6
Stock-based compensation expense	1,798	1,938
Changes in operating assets and liabilities:
Accounts receivable	(17,556)	(13,607)
Inventories	(18,251)	(9,389)
Prepaid expenses and other current assets	1,506	1,823
Income tax receivable	(47)	950
Accounts payable	10,578	6,331
Accrued payroll and incentives	(973)	1,119
Right of use assets	816	592
Accrued expenses	3,031	3,530
Other assets	51	75
Lease liabilities	(637)	(465)
Other non-current liabilities	—	(16)
Net cash used in operating activities	(12,287)	(3,215)
Cash flows from investing activities:
Payments to acquire patents and software	(665)	(761)
Proceeds from sale of property and equipment	—	131
Payments to acquire property and equipment	(908)	(951)
Net cash used in investing activities	(1,573)	(1,581)
Cash flows from financing activities:
Payments on notes and loans payable	—	(5,000)
Payments to acquire treasury stock	(1,387)	(3,762)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	286	339
Payment of employee withholding tax related to restricted stock units	(514)	(352)
Net cash used in financing activities	(1,615)	(8,775)
Net decrease in cash and cash equivalents	(15,475)	(13,571)
Cash and cash equivalents, beginning of period	29,698	21,950
Cash and cash equivalents, end of period	$14,223	$8,379
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$105	$196
Income taxes (net of refunds)	$72	$(936)

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2024. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of October 31, 2024, our condensed consolidated statement of operations for the three and six months ended October 31, 2024 and 2023, and our condensed consolidated statement of cash flows for the six months ended October 31, 2024 and 2023. The consolidated balance sheet as of April 30, 2024 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$24,282	$23,462	$820	3.5%
Traditional channels net sales	35,950	34,469	1,481	4.3%
Total net sales	$60,232	$57,931	$2,301	4.0%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$56,847	$54,982	$1,865	3.4%
International net sales	3,385	2,949	436	14.8%
Total net sales	$60,232	$57,931	$2,301	4.0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$23,806	$23,371	$435	1.9%
Outdoor lifestyle net sales	36,426	34,560	1,866	5.4%
Total net sales	$60,232	$57,931	$2,301	4.0%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$40,783	$41,838	$(1,055)	-2.5%
Traditional channels net sales	61,092	59,538	1,554	2.6%
Total net sales	$101,875	$101,376	$499	0.5%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$94,060	$94,771	$(711)	-0.8%
International net sales	7,815	6,605	1,210	18.3%
Total net sales	$101,875	$101,376	$499	0.5%

The following table sets forth certain information regarding net sales categories for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$42,484	$43,446	$(962)	-2.2%
Outdoor lifestyle net sales	59,391	57,930	1,461	2.5%
Total net sales	$101,875	$101,376	$499	0.5%

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03), which requires disaggregation disclosures on an annual or interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and should be applied prospectively, with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2024-03 on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which improves financial reporting by requiring disclosure of incremental segment information. The

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.

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

The amounts of assets and liabilities related to our operating leases as of October 31, 2024 and April 30, 2024 are as follows (in thousands):

	October 31, 2024	April 30, 2024
Operating Leases
Right-of-use assets	$37,541	$37,540
Accumulated amortization	(4,793)	(3,976)
Right-of-use assets, net	$32,748	$33,564

Lease liabilities, current portion	$1,353	$1,331
Lease liabilities, net of current portion	32,630	33,289
Total operating lease liabilities	$33,983	$34,620

For the three and six months ended October 31, 2024, we recorded $1.0 million and $2.0 million, respectively, of operating lease costs, of which $2,000, respectively, were short-term operating lease costs respectively. For the three and six months ended October 31, 2023, we recorded $808,000 and $1.6 million, respectively, of operating lease costs, of which $6,000 and $8,000 were short-term operating lease costs. As of October 31, 2024, our weighted average lease term and weighted average discount rate for our operating leases were 14.0 years and 6.0%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

Future lease payments for all our operating leases for the remainder of fiscal 2025 and for succeeding fiscal years, as of October 31, 2024, are as follows (in thousands):

Operating
2025	$1,695
2026	3,360
2027	3,399
2028	3,450
2029	3,510
2030	3,572
Thereafter	32,461
Total future lease payments	51,447
Less amounts representing interest	(17,464)
Present value of lease payments	33,983
Less current maturities of lease liabilities	(1,353)
Long-term maturities of lease liabilities	$32,630

The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $637,000 and $465,000 for the six months ended October 31, 2024 and 2023, respectively.

(4) Intangible Assets, net:

The following table summarizes intangible assets as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024			April 30, 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(80,750)	$9,230	$89,980	$(78,877)	$11,103
Developed software and technology	27,950	(21,307)	6,643	27,762	(20,250)	7,512
Patents, trademarks, and trade names	69,772	(52,001)	17,771	69,497	(50,046)	19,451
	187,702	(154,058)	33,644	187,239	(149,173)	38,066
Patents and software in development	1,813	—	1,813	1,721	—	1,721
Total definite-lived intangible assets	189,515	(154,058)	35,457	188,960	(149,173)	39,787
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$189,945	$(154,058)	$35,887	$189,390	$(149,173)	$40,217

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.4 million and $3.2 million for the three months ended October 31, 2024 and 2023, respectively. Amortization expense amounted to $4.9 million and $6.5 million for the six months ended October 31, 2024 and 2023, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

Future expected amortization expense for the remainder of fiscal 2025 and for succeeding fiscal years, as of October 31, 2024, are as follows (in thousands):

Fiscal	Amount
2025	$4,906
2026	8,405
2027	6,000
2028	4,548
2029	2,952
2030	2,184
Thereafter	4,649
Total	$33,644

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $14.2 million as of October 31, 2024 and $29.7 million as of April 30, 2024 and would be the maximum amount of loss subject to credit risk. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We do not have any Level 3 financial assets or liabilities as of October 31, 2024 and April 30, 2024.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024	April 30, 2024
Finished goods	$102,705	$83,879
Finished parts	2,522	2,402
Work in process	256	75
Raw material	6,083	6,959
Total inventories	$111,566	$93,315

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory vary by supplier and range from 30% to 100%. As of October 31, 2024 and April 30, 2024, we have recorded $1.4 million and $4.3 million, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.

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

As of October 31, 2024, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at October 31, 2024, those borrowings would have borne interest at approximately 6.40%, which is equal to SOFR plus the applicable margin.

As of October 31, 2024, we have irrevocable standby letters of credit totaling $3.3 million to collateralize duty drawback bonds. During the three months ended October 31, 2024, no amounts have been drawn on the letter of credit.

(8) Equity:

Treasury Stock

On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the three and six months ended October 31, 2024, under these authorizations, we repurchased 111,480 and 153,497 shares, respectively, of our common stock for $1.0 million and $1.4 million, respectively, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three months ended October 31, 2024 and 2023.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2024			2023
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,111	12,860	$0.24	$77	13,010	$0.01
Effect of dilutive stock awards	—	285	—	—	246	—
Diluted earnings	$3,111	13,145	$0.24	$77	13,256	$0.01

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2024 and 2023 (in thousands, except per share data):

	For the Six Months Ended October 31,
	2024			2023
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$746	12,862	$0.06	$(4,036)	13,100	$(0.31)
Effect of dilutive stock awards	—	349	—	—	—	—
Diluted earnings/(loss)	$746	13,211	$0.06	$(4,036)	13,100	$(0.31)

Due to the loss from operations for the six months ended October 31, 2023, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

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

For the Three and Six Months Ended October 31, 2024 and 2023

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

During the six months ended October 31, 2024, we granted an aggregate of 98,412 PSUs to our executive officers. We also granted 278,764 RSUs during the six months ended October 31, 2024, including 98,412 RSUs to executive officers and 180,352 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2024, 23,987 PSUs were cancelled, at target, as a result of the performance condition not being met, and 18,995 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended October 31, 2024, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.9 million.

During the six months ended October 31, 2023, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 318,438 RSUs during the three months ended October 31, 2023, including 103,118 RSUs to executive officers and 215,320 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2023, we cancelled 15,223 PSUs as a result of the performance condition not being met, and 21,296 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2023, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.3 million.

We recognized $900,000 and $1.0 million of stock-based compensation expense for the three months ended October 31, 2024 and 2023, respectively. We recognized $1.8 million and $1.9 million of stock-based compensation expense for the six months ended October 31, 2024 and 2023, respectively.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2024 and 2023 is as follows:

	For the six Months Ended October 31,
	2024		2023
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	624,093	$11.27	560,579	$13.36
Awarded	377,176	8.40	394,332	8.69
Vested	(223,421)	10.58	(161,149)	11.86
Forfeited	(42,982)	20.65	(51,742)	9.62
RSUs and PSUs outstanding, end of period	734,866	$9.46	742,020	$11.46

As of October 31, 2024, there was $3.1 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.5 years.

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2024, 38,957 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the six months ended October 31, 2024 and 2023:

	For the Six Months Ended October 31,
	2024	2023
Risk-free interest rate	3.98%	5.46% - 5.53%
Expected term	6 months	6 months - 12 months
Expected volatility	40.7%	43.2% - 48.9%
Dividend yield	0%	0%

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024	April 30, 2024
Accrued freight	$3,631	$2,829
Accrued sales allowances	3,537	1,891
Accrued warranty	1,408	1,243
Accrued professional fees	1,007	1,049
Accrued commissions	1,209	1,191
Accrued taxes other than income	836	321
Accrued employee benefits	427	499
Accrued other	663	664
Total accrued expenses	$12,718	$9,687

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $12,000 for the three months ended October 31, 2024 and an income tax benefit of $40,000 for the three months ended October 31, 2023. We recorded income tax expense of $34,000 and $15,000 for the six months ended October 31, 2024 and 2023, respectively. The effective tax rate for the three months ended October 31, 2024 and 2023 was 0.4% and (108.1%), respectively. The effective tax rate for the six months ended October 31, 2024 and 2023 was 4.4% and (0.4%), respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2024 and 2023

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and six months ended October 31, 2024 and 2023, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2024 and 2023 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2024. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Second Quarter Fiscal 2025 Highlights

Our operating results for the three months ended October 31, 2024 included the following:

•
Net sales were $60.2 million, an increase of $2.3 million or 4.0%, over the comparable quarter last year, primarily because of increased net sales in our outdoor lifestyle category.
•
Gross margin was 48.0%, an increase of 230 basis points, over the comparable quarter last year.
•
Net income was $3.1 million, or $0.24 per diluted share, compared with net income of $77,000, or $0.01 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $7.5 million for the three months ended October 31, 2024 compared with $5.2 million for the three months ended October 31, 2023. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the six months ended October 31, 2024 included the following:

•
Net sales were $101.9 million, an increase of $499,000, or 0.5%, over the prior year comparable period, primarily because of increased net sales in our outdoor lifestyle category.
•
Gross margin was 47.0%, an increase of 140 basis points, over the prior year comparable period.
•
Net income was $746,000, or $0.06 per diluted share, compared with a net loss of $4.0 million, or $0.31 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $9.5 million for the six months ended October 31, 2024 compared with $6.4 million for the six months ended October 31, 2023. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$60,232	$57,931	$2,301	4.0%
Cost of sales	31,325	31,441	(116)	-0.4%
Gross profit	$28,907	$26,490	$2,417	9.1%
% of net sales (gross margin)	48.0%	45.7%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$24,282	$23,462	$820	3.5%
Traditional channels net sales	35,950	34,469	1,481	4.3%
Total net sales	$60,232	$57,931	$2,301	4.0%

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

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$56,847	$54,982	$1,865	3.4%
International net sales	3,385	2,949	436	14.8%
Total net sales	$60,232	$57,931	$2,301	4.0%

The following table sets forth certain information regarding net sales categories for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$23,806	$23,371	$435	1.9%
Outdoor lifestyle net sales	36,426	34,560	1,866	5.4%
Total net sales	$60,232	$57,931	$2,301	4.0%

For the three months ended October 31, 2024, total net sales increased $2.3 million, or 4.0%, over the comparable quarter last year primarily because of an increase in hunting product net sales in our domestic channel and shooting accessory net sales in our international channel.

Net sales in our e-commerce channel increased $820,000, or 3.5%, over the comparable quarter last year, primarily because of increased outdoor lifestyle category net sales for our hunting products to online retailers and direct-to-consumer sales of our outdoor cooking products, partially offset by lower net sales in our shooting sports category.

Net sales in our traditional channels increased $1.5 million, or 4.3%, over the comparable quarter last year. Traditional channel net sales increased primarily because of higher net sales of shooting accessories in our shooting sports category and higher net sales of our hunting products in our outdoor lifestyle category, partially offset by lower net sales of rugged outdoor products in our outdoor lifestyle category. In addition, our international net sales increased $436,000, or 14.8%, over the comparable quarter last year as a result of increased sales in Canada.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 21.5% of net sales for the three months ended October 31, 2024.

Gross margin for the three months ended October 31, 2024 increased 230 basis points over the comparable quarter last year, primarily from lower promotional product discounts due to timing of promotions with our customers and lower inbound freight costs.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net sales	$101,875	$101,376	$499	0.5%
Cost of sales	54,043	55,167	(1,124)	-2.0%
Gross profit	$47,832	$46,209	$1,623	3.5%
% of net sales (gross margin)	47.0%	45.6%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
e-commerce channels net sales	$40,783	$41,838	$(1,055)	-2.5%
Traditional channels net sales	61,092	59,538	1,554	2.6%
Total net sales	$101,875	$101,376	$499	0.5%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Domestic net sales	$94,060	$94,771	$(711)	-0.8%
International net sales	7,815	6,605	1,210	18.3%
Total net sales	$101,875	$101,376	$499	0.5%

The following table sets forth certain information regarding net sales categories for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Shooting sports net sales	$42,484	$43,446	$(962)	-2.2%
Outdoor lifestyle net sales	59,391	57,930	1,461	2.5%
Total net sales	$101,875	$101,376	$499	0.5%

For the six months ended October 31, 2024, total net sales increased $499,000, or 0.5%, over the prior year comparable period primarily because of an increase in shooting accessory net sales to international retailers.

Net sales in our e-commerce channel decreased $1.1 million, or 2.5%, from the prior year comparable period, primarily because of lower direct-to-consumer net sales for products sold on our e-commerce platform, specifically from lower outdoor cooking net sales in our outdoor lifestyle category. In addition, our E-commerce channel net sales decreased from lower personal protection and shooting sports accessories product net sales in our shooting sports category, partially offset by higher hunting and fishing product net sales in our outdoor lifestyle category.

Net sales in our traditional channels increased $1.6 million, or 2.6%, over the prior year comparable period. Traditional channel net sales increased primarily because of higher net sales of shooting accessories in our shooting sports category and higher net sales of our hunting products in our outdoor lifestyle category. In addition, our international net sales increased $1.2 million, or 18.3%, over the prior year comparable period as a result of increased sales in Canada. The increased net sales in our traditional channel was partially offset by lower personal protection net sales in our shooting sports category and lower rugged outdoor and fishing products in our outdoor lifestyle category.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 22.7% of net sales for the six months ended October 31, 2024.

Gross margin for the six months ended October 31, 2024 increased 140 basis points over the prior year comparable period, primarily from lower promotional product discounts due to timing of promotions with our customers and lower inbound freight costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$1,866	$1,675	$191	11.4%
Selling, marketing, and distribution	14,973	15,414	(441)	-2.9%
General and administrative	8,998	9,423	(425)	-4.5%
Total operating expenses	$25,837	$26,512	$(675)	-2.5%
% of net sales	42.9%	45.8%

Research and development expenses increased $191,000 over the comparable quarter last year, primarily from higher consulting and third party service expenses. Selling, marketing, and distribution expenses decreased $441,000 from the comparable quarter last year mainly because of lower advertising expense, partially offset by higher rent expense. General and administrative expenses decreased $425,000 from the comparable quarter last year, primarily because of lower legal and consulting expense and lower acquired intangible asset amortization expense, partially offset by higher employee compensation-related expenses.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$3,540	$3,274	$266	8.1%
Selling, marketing, and distribution	26,356	27,468	(1,112)	-4.0%
General and administrative	17,439	19,573	(2,134)	-10.9%
Total operating expenses	$47,335	$50,315	$(2,980)	-5.9%
% of net sales	46.5%	49.6%

Research and development expenses increased $266,000 over the prior year comparable period, primarily from higher consulting and third party service expenses. Selling, marketing, and distribution expenses decreased $1.1 million from the prior year comparable period mainly because of lower advertising expense. General and administrative expenses decreased $2.1 million from the prior year comparable period, primarily because of lower legal and consulting expense and lower acquired intangible asset amortization expense.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income/(loss) for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating income/(loss)	$3,070	$(22)	$3,092	-14054.5%
% of net sales (operating margin)	5.1%	0.0%

Operating income/(loss) for the three months ended October 31, 2024 was $3.1 million higher as compared to the comparable quarter last year primarily from higher gross margins as a result of higher net sales volume and lower promotional product discounts as well as lower operating expenses mentioned above.

The following table sets forth certain information regarding operating income/(loss) for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating income/(loss)	$497	$(4,106)	$4,603	-112.1%
% of net sales (operating margin)	0.5%	-4.1%

Operating income/(loss) for the six months ended October 31, 2024 was $4.6 million higher as compared to the prior year comparable period primarily from lower promotional product discounts and lower operating expenses mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax benefit for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$12	$(40)	$52	-130.0%
% of income from operations (effective tax rate)	0.4%	-108.1%		108.5%

We recorded income tax expense of $12,000 for the three months ended October 31, 2024 compared with an income tax benefit of $40,000 for the comparable quarter last year. The income tax expense/(benefit) recorded for the three months ended October 31, 2024 and 2023 was primarily due to a full valuation allowance recorded against our deferred tax assets.

The following table sets forth certain information regarding income tax benefit for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Income tax expense	$34	$15	$19	126.7%
% of income from operations (effective tax rate)	4.4%	-0.4%		4.8%

We recorded income tax expense of $34,000 for the six months ended October 31, 2024 compared with income tax expense of $15,000 for the prior year comparable period. The income tax expense recorded for the six months ended October 31, 2024 and 2023 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Income/(Loss)

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net income	$3,111	$77	$3,034	3940.3%
Net income per share
Basic	$0.24	$0.01	$0.23	2300.0%
Diluted	$0.24	$0.01	$0.23	2300.0%

Net income was $3.1 million, or $0.24 per diluted share, for the three months ended October 31, 2024 compared with net income of $77,000, or $0.01 per share, for the comparable quarter last year. The increased net income was primarily related to increased net sales volume and lower promotional product discounts as well as lower operating expenses during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023	$ Change	% Change
Net income/(loss)	$746	$(4,036)	$4,782	-118.5%
Net income/(loss) per share
Basic	$0.06	$(0.31)	$0.37	-119.4%
Diluted	$0.06	$(0.31)	$0.37	-119.4%

Net income was $746,000, or $0.06 per diluted share, for the six months ended October 31, 2024 compared with net loss of $4.0 million, or $0.31 per share, for the prior year comparable period. The increased net income was primarily related to increased net sales volume and lower promotional product discounts as well as lower operating expenses during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and six months ended October 31, 2024 and 2023, respectively (dollars in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
	(Unaudited)
GAAP net income/(loss)	$3,111	$77	$746	$(4,036)
Interest (income)/expense	6	(6)	(142)	7
Income tax expense	12	(40)	34	15
Depreciation and amortization	3,293	3,935	6,577	7,880
Stock compensation	866	1,005	1,798	1,938
Technology implementation	—	66	—	359
Non-recurring inventory reserve adjustment	—	—	221	—
Emerging growth status transition costs	121	—	163	—
Other	78	204	78	204
Non-GAAP Adjusted EBITDAS	$7,487	$5,241	$9,475	$6,367

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

The following table sets forth certain cash flow information for the six months ended October 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Operating activities	$(12,287)	$(3,215)	$(9,072)	-282.2%
Investing activities	(1,573)	(1,581)	8	0.5%
Financing activities	(1,615)	(8,775)	7,160	81.6%
Total cash flow	$(15,475)	$(13,571)	$(1,904)	14.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $12.3 million for the six months ended October 31, 2024 compared with cash used by operating activities of $3.2 million for the six months ended October 31, 2023. Cash used by operating activities for the six months ended October 31, 2024 was primarily impacted by $17.6 million of higher accounts receivable, primarily due to timing of customer shipments in the second half of our second fiscal quarter and $18.3 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare for the fall and winter hunting and holiday seasons. The cash usage for the six months ended October 31, 2024 was partially offset by a $10.6 million increase in accounts payable due to the timing of inventory purchases as we built our inventory balances higher during our second fiscal quarter and $3.0 million of increase accrued expenses related to the timing of outbound freight accruals and higher sales volume-related accruals.

Investing Activities

Cash used in investing activities was $1.6 million during the six months ended October 31, 2024, flat as compared the prior year comparable period. We expect to spend approximately $3.5 million to $4.5 million of capital expenditures in fiscal 2025, a decrease of $1.5 million to $2.5 million from the $6.0 million we spent in fiscal 2024, a year in which we spent $2.9 million on capital expenditures as a result of the lease assignment of the full building at our headquarters in Columbia, Missouri.

Financing Activities

Cash used in financing activities was $1.6 million for the six months ended October 31, 2024, primarily from $1.4 million used to repurchase 153,497 shares of our common stock.

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

We had $14.2 million of cash equivalents on hand as of October 31, 2024 and had $29.7 million in cash and cash equivalents on hand as of April 30, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three and six months ended October 31, 2024 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total first quarter fiscal year 2025	42,017	$9.06	731,434	$6,902
August 1, 2024 to August 31, 2024	33,930	8.83	765,364	6,601
September 1, 2024 to September 30, 2024	30,907	8.91	796,271	—
October 1, 2024 to October 31, 2024	46,643	9.18	842,914	9,571
Total second quarter fiscal year 2025	111,480	9.00	842,914	9,571
Total year-to-date fiscal year 2025	153,497	$9.01	842,914	$9,571

(1) On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. During the three and six months ended October 31, 2024, under this expired authorization, we repurchased a total of 64,837 and 106,854 shares of our common stock for $577,000 and $958,000, respectively, utilizing cash on hand. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. We purchased 46,643 shares during the three and six months ended October 31, 2024 for a total of $429,000, utilizing cash on hand. During the three and six months ended October 31, 2024, under these authorizations, we repurchased a total of 111,480 and 153,497 shares, respectively, of our common stock for $1.0 million and $1.4 million, respectively, utilizing cash on hand. As of October 31, 2024, we have $9.6 million of available funds to repurchase our common stock under the current authorization.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended October 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: December 5, 2024	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: December 5, 2024	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer