Form 10-Q
period 2025-01-31
American Outdoor Brands, Inc.
filed 2025-03-06
CIK 1808997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

The registrant had 12,734,792 shares of common stock, par value $0.001, outstanding as of March 3, 2025.

AMERICAN OUTDOOR BRANDS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2025 and 2024

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

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the following:

•
our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of 1.3 years;
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
•
the potential for increased tariffs on our products, including tariffs that may be imposed by the current presidential administration;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	January 31, 2025 (Unaudited)	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,070	$29,698
Accounts receivable, net of allowance for credit losses of $159 on January 31, 2025 and $133 on April 30, 2024	31,642	25,728
Inventories	115,771	93,315
Prepaid expenses and other current assets	3,338	6,410
Income tax receivable	213	223
Total current assets	168,034	155,374
Property, plant, and equipment, net	11,502	11,038
Intangible assets, net	33,761	40,217
Right-of-use assets	32,328	33,564
Other assets	258	404
Total assets	$245,883	$240,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,366	$14,198
Accrued expenses	11,559	9,687
Accrued payroll and incentives	3,630	4,167
Lease liabilities, current	1,343	1,331
Total current liabilities	34,898	29,383
Lease liabilities, net of current portion	32,299	33,289
Total liabilities	67,197	62,672
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on January 31, 2025 and April 30, 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,910,868 shares issued and 12,736,866 shares outstanding on January 31, 2025 and 14,701,280 shares issued and 12,797,865 shares outstanding on April 30, 2024	15	15
Additional paid in capital	279,562	277,107
Retained deficit	(73,708)	(74,623)
Treasury stock, at cost (2,174,002 shares on January 31, 2025 and 1,903,415 shares on April 30, 2024)	(27,183)	(24,574)
Total equity	178,686	177,925
Total liabilities and equity	$245,883	$240,597

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$58,505	$53,425	$160,380	$154,801
Cost of sales	32,382	30,591	86,425	85,758
Gross profit	26,123	22,834	73,955	69,043
Operating expenses:
Research and development	1,947	1,792	5,487	5,065
Selling, marketing, and distribution	15,019	14,464	41,376	41,933
General and administrative	8,854	9,461	26,293	29,035
Total operating expenses	25,820	25,717	73,156	76,033
Operating income/(loss)	303	(2,883)	799	(6,990)
Other (expense)/income, net:
Other income, net	47	51	189	143
Interest income/(expense), net	(123)	(65)	19	(71)
Total other income, net	(76)	(14)	208	72
Income/(loss) from operations before income taxes	227	(2,897)	1,007	(6,918)
Income tax expense	58	13	92	28
Net income/(loss)	$169	$(2,910)	$915	$(6,946)
Net income/(loss) per share:
Basic	$0.01	$(0.23)	$0.07	$(0.53)
Diluted	$0.01	$(0.23)	$0.07	$(0.53)
Weighted average number of common shares outstanding:
Basic	12,764	12,883	12,830	13,030
Diluted	13,124	12,883	13,215	13,030

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Treasury Stock
For the three months ended January 31, 2025 and 2024	Shares	Amount	Paid-In Capital	Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at October 31, 2023	14,606	$15	$274,708	$(66,411)	1,640	$(22,321)	$185,991
Net income	—	—	—	(2,910)	—	—	(2,910)
Stock-based compensation	—	—	1,133	—	—	—	1,133
Issuance of common stock under restricted stock unit awards, net of tax	21	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	209	(1,788)	(1,788)
Balance at January 31, 2024	14,627	$15	$275,841	$(69,321)	1,849	$(24,109)	$182,426

Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854
Net income	—	—	—	169	—	—	169
Stock-based compensation	—	—	887	—	—	—	887
Issuance of common stock under restricted stock unit awards, net of tax	21	—	(2)	—	—	—	(2)
Repurchase of treasury stock	—	—	—	—	117	(1,222)	(1,222)
Balance at January 31, 2025	14,911	$15	$279,562	$(73,708)	2,174	$(27,183)	$178,686

	Common Stock		Additional		Treasury Stock
For the nine months ended January 31, 2025 and 2024	Shares	Amount	Paid-In Capital	Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(6,946)	—	—	(6,946)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Shares issued under employee stock purchase plan	47	—	339	—	—	—	339
Issuance of common stock under restricted stock unit awards, net of tax	133	1	(353)	—	—	—	(352)
Repurchase of treasury stock	—	—	—	—	635	(5,550)	(5,550)
Balance at January 31, 2024	14,627	$15	$275,841	$(69,321)	1,849	$(24,109)	$182,426

Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net income	—	—	—	915	—	—	915
Stock-based compensation	—	—	2,685	—	—	—	2,685
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	171	—	(516)	—	—	—	(516)
Repurchase of treasury stock	—	—	—	—	271	(2,609)	(2,609)
Balance at January 31, 2025	14,911	$15	$279,562	$(73,708)	2,174	$(27,183)	$178,686

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$915	$(6,946)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	9,814	11,919
Loss on sale/disposition of assets	—	7
Provision for credit losses on accounts receivable	26	9
Stock-based compensation expense	2,685	3,071
Changes in operating assets and liabilities:
Accounts receivable	(5,940)	(383)
Inventories	(22,456)	(282)
Prepaid expenses and other current assets	3,072	1,275
Income tax receivable	10	1,005
Accounts payable	3,811	(2,034)
Accrued payroll and incentives	(537)	1,205
Right of use assets	1,236	921
Accrued expenses	1,872	704
Other assets	74	110
Lease liabilities	(978)	(724)
Other non-current liabilities	—	(34)
Net cash (used in)/provided by operating activities	(6,396)	9,823
Cash flows from investing activities:
Payments to acquire patents and software	(799)	(1,180)
Proceeds from sale of property and equipment	—	131
Payments to acquire property and equipment	(2,594)	(4,271)
Net cash used in investing activities	(3,393)	(5,320)
Cash flows from financing activities:
Proceeds from loans and notes payable	7,000	—
Payments on notes and loans payable	(7,000)	(5,000)
Payments to acquire treasury stock	(2,609)	(5,550)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	286	339
Payment of employee withholding tax related to restricted stock units	(516)	(352)
Net cash used in financing activities	(2,839)	(10,563)
Net decrease in cash and cash equivalents	(12,628)	(6,060)
Cash and cash equivalents, beginning of period	29,698	21,950
Cash and cash equivalents, end of period	$17,070	$15,890
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$236	$254
Income taxes (net of refunds)	$72	$(979)

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

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

(2) Basis of Presentation:

Interim Financial Information

Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2024. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of January 31, 2025, our condensed consolidated statement of operations for the three and nine months ended January 31, 2025 and 2024, and our condensed consolidated statement of cash flows for the nine months ended January 31, 2025 and 2024. The consolidated balance sheet as of April 30, 2024 was derived from audited financial statements.

The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

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

Disaggregation of Revenue

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$27,234	$24,881	$2,353	9.5%
Traditional channels net sales	31,271	28,544	2,727	9.6%
Total net sales	$58,505	$53,425	$5,080	9.5%

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

We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$56,172	$51,006	$5,166	10.1%
International net sales	2,333	2,419	(86)	-3.6%
Total net sales	$58,505	$53,425	$5,080	9.5%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$24,997	$24,306	$691	2.8%
Outdoor lifestyle net sales	33,508	29,119	4,389	15.1%
Total net sales	$58,505	$53,425	$5,080	9.5%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$68,017	$66,720	$1,297	1.9%
Traditional channels net sales	92,363	88,081	4,282	4.9%
Total net sales	$160,380	$154,801	$5,579	3.6%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$150,232	$145,777	$4,455	3.1%
International net sales	10,148	9,024	1,124	12.5%
Total net sales	$160,380	$154,801	$5,579	3.6%

The following table sets forth certain information regarding net sales categories for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$67,482	$67,752	$(270)	-0.4%
Outdoor lifestyle net sales	92,898	87,049	5,849	6.7%
Total net sales	$160,380	$154,801	$5,579	3.6%

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03), which requires disaggregation disclosures on an annual or interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and should be applied prospectively, with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2024-03 on our consolidated financial statements and disclosures.

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

For the Three and Nine Months Ended January 31, 2025 and 2024

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

The amounts of assets and liabilities related to our operating leases as of January 31, 2025 and April 30, 2024 are as follows (in thousands):

	January 31, 2025	April 30, 2024
Operating Leases
Right-of-use assets	$37,474	$37,540
Accumulated amortization	(5,146)	(3,976)
Right-of-use assets, net	$32,328	$33,564

Lease liabilities, current portion	$1,343	$1,331
Lease liabilities, net of current portion	32,299	33,289
Total operating lease liabilities	$33,642	$34,620

For the three and nine months ended January 31, 2025, we recorded $1.0 million and $3.1 million, respectively, of operating lease costs, of which $2,000, respectively, were short-term operating lease costs. For the three and nine months ended January 31, 2024, we recorded $868,000 and $2.5 million, respectively, of operating lease costs, of which $2,000 and $9,000 were short-term operating lease costs. As of January 31, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 14.0 years and 6.0%, respectively. As of April 30, 2024, our weighted average lease term and weighted average discount rate for our operating leases were 14.6 years and 6.0%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

Future lease payments for all our operating leases for the remainder of fiscal 2025 and for succeeding fiscal years, as of January 31, 2025, are as follows (in thousands):

Operating
2025	$848
2026	3,360
2027	3,399
2028	3,450
2029	3,510
2030	3,581
Thereafter	32,452
Total future lease payments	50,600
Less amounts representing interest	(16,958)
Present value of lease payments	33,642
Less current maturities of lease liabilities	(1,343)
Long-term maturities of lease liabilities	$32,299

The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $978,000 and $724,000 for the nine months ended January 31, 2025 and 2024, respectively.

(4) Intangible Assets, net:

The following table summarizes intangible assets as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025			April 30, 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$89,980	$(81,687)	$8,293	$89,980	$(78,877)	$11,103
Developed software and technology	27,921	(21,751)	6,170	27,762	(20,250)	7,512
Patents, trademarks, and trade names	69,915	(52,981)	16,934	69,497	(50,046)	19,451
	187,816	(156,419)	31,397	187,239	(149,173)	38,066
Patents and software in development	1,934	—	1,934	1,721	—	1,721
Total definite-lived intangible assets	189,750	(156,419)	33,331	188,960	(149,173)	39,787
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$190,180	$(156,419)	$33,761	$189,390	$(149,173)	$40,217

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.4 million and $3.3 million for the three months ended January 31, 2025 and 2024, respectively. Amortization expense amounted to $7.2 million and $9.7 million for the nine months ended January 31, 2025 and 2024, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

Future expected amortization expense for the remainder of fiscal 2025 and for succeeding fiscal years, as of January 31, 2025, are as follows (in thousands):

Fiscal	Amount
2025	$2,515
2026	8,410
2027	6,004
2028	4,557
2029	2,964
2030	2,196
Thereafter	4,751
Total	$31,397

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $17.1 million as of January 31, 2025 and $29.7 million as of April 30, 2024 and would be the maximum amount of loss subject to credit risk. Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy.

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

We do not have any Level 3 financial assets or liabilities as of January 31, 2025 and April 30, 2024.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

(6) Inventories:

The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025	April 30, 2024
Finished goods	$107,353	$83,879
Finished parts	2,563	2,402
Work in process	94	75
Raw material	5,761	6,959
Total inventories	$115,771	$93,315

Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory vary by supplier and range from 30% to 100%. As of January 31, 2025 and April 30, 2024, we have recorded $661,000 and $4.3 million, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.

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

During the three months ended January 31, 2025, we borrowed $7.0 million on our revolving line of credit for general business purposes. Also, during the three months ended January 31, 2025, we paid in full, the $7.0 million of borrowings utilizing cash on hand. As of January 31, 2025, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at January 31, 2025, those borrowings would have borne interest at approximately 5.88%, which is equal to SOFR plus the applicable margin.

As of January 31, 2025, we have irrevocable standby letters of credit totaling $3.3 million to collateralize duty drawback bonds. During the three months ended January 31, 2025, no amounts have been drawn on the letter of credit.

(8) Equity:

Treasury Stock

On October 2, 2023 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the three and nine months ended January 31, 2025, under these authorizations, we repurchased 117,090 and 270,587 shares, respectively, of our common stock for $1.2 million and $2.6 million, respectively, utilizing cash on hand.

Earnings per Share

We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2025.

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$169	12,764	$0.01	$(2,910)	12,883	$(0.23)
Effect of dilutive stock awards	—	360	—	—	—	—
Diluted earnings/(loss)	$169	13,124	$0.01	$(2,910)	12,883	$(0.23)

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2025 and 2024 (in thousands, except per share data):

	For the Nine Months Ended January 31,
	2025			2024
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$915	12,830	$0.07	$(6,946)	13,030	$(0.53)
Effect of dilutive stock awards	—	385	—	—	—	—
Diluted earnings/(loss)	$915	13,215	$0.07	$(6,946)	13,030	$(0.53)

Due to the loss from operations for the three and nine months ended January 31, 2024, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

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

We grant PSUs to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Nine Months Ended January 31,
	2025	2024
Grant date fair market value
American Outdoor Brands, Inc.	$7.89	$8.79
Russell 2000 Index	$1,980.23	$1,769.21
Volatility (a)
American Outdoor Brands, Inc.	48.15%	45.53%
Russell 2000 Index	22.98%	27.08%
Correlation coefficient (b)	0.37	0.48
Risk-free interest rate (c)	4.73%	3.81%
Dividend yield (d)	0%	0%

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

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

During the nine months ended January 31, 2025, we granted an aggregate of 98,412 PSUs to our executive officers. We also granted 278,764 RSUs during the nine months ended January 31, 2025, including 98,412 RSUs to executive officers and 180,352 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the nine months ended January 31, 2025, 23,987 PSUs were cancelled, at target, as a result of the performance condition not being met, and 23,732 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2025, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $2.0 million.

During the nine months ended January 31, 2024, we granted an aggregate of 75,894 PSUs to our executive officers. We also granted 318,947 RSUs during the nine months ended January 31, 2024, including 103,118 RSUs to executive officers and 215,829 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the nine months ended January 31, 2024, 79,131 PSUs were cancelled, at target, as a result of the performance condition not being met, and 22,201 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2024, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.3 million.

We recognized $887,000 and $1.1 million of stock-based compensation expense for the three months ended January 31, 2025 and 2024, respectively. We recognized $2.7 million and $3.1 million of stock-based compensation expense for the nine months ended January 31, 2025 and 2024, respectively.

We include stock-based compensation expense in the cost of sales, sales and marketing, research and development, and general and administrative expenses.

A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2025 and 2024 is as follows:

	For the Nine Months Ended January 31,
	2025		2024
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	624,093	$11.27	560,579	$13.36
Awarded	377,176	8.40	395,384	8.69
Vested	(226,535)	10.59	(174,415)	11.86
Forfeited	(46,669)	19.70	(116,555)	12.58
RSUs and PSUs outstanding, end of period	728,065	$9.48	664,993	$11.16

As of January 31, 2025, there was $2.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.3 years.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2025, 38,957 shares were purchased by our employees under our ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing ESPP purchases under our ESPP during the nine months ended January 31, 2025 and 2024:

	For the Nine Months Ended January 31,
	2025	2024
Risk-free interest rate	3.98%	5.46% - 5.53%
Expected term	6 months	6 months - 12 months
Expected volatility	40.7%	43.2% - 48.9%
Dividend yield	0%	0%

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025	April 30, 2024
Accrued freight	$3,903	$2,829
Accrued sales allowances	2,761	1,891
Accrued warranty	1,370	1,243
Accrued commissions	1,138	1,191
Accrued professional fees	790	1,049
Accrued employee benefits	581	499
Accrued taxes other than income	343	321
Accrued other	673	664
Total accrued expenses	$11,559	$9,687

(10) Income Taxes:

The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $58,000 and $13,000 for the three months ended January 31, 2025 and 2024, respectively. We recorded income tax expense of $92,000 and $28,000 for the nine months ended January 31, 2025 and 2024, respectively. The effective tax rate for the

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2025 and 2024

three months ended January 31, 2025 and 2024 was 25.6% and (0.4%), respectively. The effective tax rate for the nine months ended January 31, 2025 and 2024 was 9.1% and (0.4%), respectively.

(11) Commitments and Contingencies:

Litigation

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.

For the three and nine months ended January 31, 2025 and 2024, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2025 and 2024 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2024. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

Third Quarter Fiscal 2025 Highlights

Our operating results for the three months ended January 31, 2025 included the following:

•
Net sales were $58.5 million, an increase of $5.1 million or 9.5%, over the comparable quarter last year, primarily because of increased net sales in our outdoor lifestyle category.
•
Gross margin was 44.7%, an increase of 200 basis points, over the comparable quarter last year.
•
Net income was $169,000, or $0.01 per diluted share, compared with a net loss of $2.9 million, or $0.23 per diluted share, for the comparable quarter last year.
•
Non-GAAP Adjusted EBITDAS was $4.7 million for the three months ended January 31, 2025 compared with $2.4 million for the three months ended January 31, 2024. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Our operating results for the nine months ended January 31, 2025 included the following:

•
Net sales were $160.4 million, an increase of $5.6 million, or 3.6%, over the prior year comparable period, primarily because of increased net sales in our outdoor lifestyle category.
•
Gross margin was 46.1%, an increase of 150 basis points, over the prior year comparable period.
•
Net income was $915,000, or $0.07 per diluted share, compared with a net loss of $6.9 million, or $0.53 per diluted share, for the prior year comparable period.
•
Non-GAAP Adjusted EBITDAS was $14.2 million for the nine months ended January 31, 2025 compared with $8.7 million for the nine months ended January 31, 2025. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDAS.

Results of Operations

Net Sales and Gross Profit

The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$58,505	$53,425	$5,080	9.5%
Cost of sales	32,382	30,591	1,791	5.9%
Gross profit	$26,123	$22,834	$3,289	14.4%
% of net sales (gross margin)	44.7%	42.7%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$27,234	$24,881	$2,353	9.5%
Traditional channels net sales	31,271	28,544	2,727	9.6%
Total net sales	$58,505	$53,425	$5,080	9.5%

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

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$56,172	$51,006	$5,166	10.1%
International net sales	2,333	2,419	(86)	-3.6%
Total net sales	$58,505	$53,425	$5,080	9.5%

The following table sets forth certain information regarding net sales categories for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$24,997	$24,306	$691	2.8%
Outdoor lifestyle net sales	33,508	29,119	4,389	15.1%
Total net sales	$58,505	$53,425	$5,080	9.5%

For the three months ended January 31, 2025, total net sales increased $5.1 million, or 9.5%, over the comparable quarter last year primarily because of an increase in hunting and rugged outdoor product net sales in our domestic channel.

Net sales in our e-commerce channel increased $2.4 million, or 9.5%, over the comparable quarter last year, primarily because of increased net sales to the world's largest online retailer and from direct-to-consumer net sales on our websites. E-commerce channel net sales increased primarily because of higher net sales of rugged outdoor and hunting products in our outdoor lifestyle category as well as increased shooting accessories net sales in our shooting sports category, partially offset by lower personal protection net sales.

Net sales in our traditional channels increased $2.7 million, or 9.6%, over the comparable quarter last year. Traditional channel net sales increased primarily because of higher net sales of rugged outdoor and hunting products net sales in our outdoor lifestyle category as well as increased personal protection product net sales in our shooting sports category.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 18.1% of net sales for the three months ended January 31, 2025.

Gross margin for the three months ended January 31, 2025 increased 200 basis points over the comparable quarter last year, primarily because of higher sales volumes and lower inbound freight costs, partially offset by increased promotional product discounts.

The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$160,380	$154,801	$5,579	3.6%
Cost of sales	86,425	85,758	667	0.8%
Gross profit	$73,955	$69,043	$4,912	7.1%
% of net sales (gross margin)	46.1%	44.6%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$68,017	$66,720	$1,297	1.9%
Traditional channels net sales	92,363	88,081	4,282	4.9%
Total net sales	$160,380	$154,801	$5,579	3.6%

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$150,232	$145,777	$4,455	3.1%
International net sales	10,148	9,024	1,124	12.5%
Total net sales	$160,380	$154,801	$5,579	3.6%

The following table sets forth certain information regarding net sales categories for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$67,482	$67,752	$(270)	-0.4%
Outdoor lifestyle net sales	92,898	87,049	5,849	6.7%
Total net sales	$160,380	$154,801	$5,579	3.6%

For the nine months ended January 31, 2025, total net sales increased $5.6 million, or 3.6%, over the prior year comparable period primarily because of an increase in hunting and shooting accessories product net sales in our domestic channel as well as shooting accessories product net sales to international retailers.

Net sales in our e-commerce channel increased $1.3 million, or 1.9%, over the prior year comparable period primarily because of increased net sales to the world's largest online retailer. E-commerce channel net sales increased primarily because of higher hunting and fishing product net sales in our outdoor lifestyle category as well as increased shooting accessories product net sales in our shooting sports category, partially offset by lower personal protection product net sales in our shooting sports category and lower outdoor cooking net sales in our outdoor lifestyle category.

Net sales in our traditional channels increased $4.3 million, or 4.9%, over the prior year comparable period. Traditional channel net sales increased primarily because of higher net sales of shooting accessories in our shooting sports category and higher net sales of our hunting products in our outdoor lifestyle category. In addition, our international net sales increased $1.1 million, or 12.5%, over the prior year comparable period as a result of increased sales in Canada. The increased net sales in our traditional channel was partially offset by lower personal protection net sales in our shooting sports category and lower rugged outdoor and fishing products in our outdoor lifestyle category.

New products, which we define as any SKU introduced over the prior two fiscal years, represented 21.0% of net sales for the nine months ended January 31, 2025.

Gross margin for the nine months ended January 31, 2025 increased 150 basis points over the prior year comparable period, primarily because of higher sales volumes and lower inbound freight costs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$1,947	$1,792	$155	8.6%
Selling, marketing, and distribution	15,019	14,464	555	3.8%
General and administrative	8,854	9,461	(607)	-6.4%
Total operating expenses	$25,820	$25,717	$103	0.4%
% of net sales	44.1%	48.1%

Research and development expenses increased $155,000 over the comparable quarter last year, primarily from higher consulting and third party service expenses. Selling, marketing, and distribution expenses increased $555,000 from the comparable quarter last year mainly because of higher rent and sales-volume related expenses, partially offset by labor efficiencies gained as a result of occupying the full warehouse facility following our assumption of the lease in January 2024. General and administrative expenses decreased $607,000 from the comparable quarter last year, primarily because of lower legal and consulting expense and lower acquired intangible asset amortization expense, partially offset by higher employee compensation-related expenses.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$5,487	$5,065	$422	8.3%
Selling, marketing, and distribution	41,376	41,933	(557)	-1.3%
General and administrative	26,293	29,035	(2,742)	-9.4%
Total operating expenses	$73,156	$76,033	$(2,877)	-3.8%
% of net sales	45.6%	49.1%

Research and development expenses increased $422,000 over the prior year comparable period, primarily from higher consulting and third party service expenses. Selling, marketing, and distribution expenses decreased $557,000 from the prior year comparable period mainly because of lower advertising expense. General and administrative expenses decreased $2.7 million from the prior year comparable period, primarily because of lower legal and consulting expense and lower acquired intangible asset amortization expense.

Operating Income/(Loss)

The following table sets forth certain information regarding operating income/(loss) for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income/(loss)	$303	$(2,883)	$3,186	110.5%
% of net sales (operating margin)	0.5%	-5.4%

Operating income/(loss) for the three months ended January 31, 2025 was $3.2 million higher as compared to the comparable quarter last year primarily from higher gross margins as a result of higher net sales volume and lower inbound freight costs.

The following table sets forth certain information regarding operating income/(loss) for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income/(loss)	$799	$(6,990)	$7,789	111.4%
% of net sales (operating margin)	0.5%	-4.5%

Operating income/(loss) for the nine months ended January 31, 2025 was $7.8 million higher as compared to the prior year comparable period primarily from higher net sales volume, lower inbound freight costs, and lower operating expenses mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax benefit for the three months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$58	$13	$45	346.2%
% of income from operations (effective tax rate)	25.6%	-0.4%		26.0%

We recorded income tax expense of $58,000 for the three months ended January 31, 2025 compared with income tax expense of $13,000 for the prior year comparable period. The income tax expense recorded for the three months ended January 31, 2025 and 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets.

The following table sets forth certain information regarding income tax benefit for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$92	$28	$64	228.6%
% of income from operations (effective tax rate)	9.1%	-0.4%		9.5%

We recorded income tax expense of $92,000 for the nine months ended January 31, 2025 compared with income tax expense of $28,000 for the prior year comparable period. The income tax expense recorded for the nine months ended January 31, 2025 and 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Income/(Loss)

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income/(loss)	$169	$(2,910)	$3,079	105.8%
Net income/(loss) per share
Basic	$0.01	$(0.23)	$0.24	104.3%
Diluted	$0.01	$(0.23)	$0.24	104.3%

Net income was $169,000, or $0.01 per diluted share, for the three months ended January 31, 2025 compared with a net loss of $2.9 million, or $0.23 loss per share, for the comparable quarter last year. The increased net income was primarily related to increased net sales volume and lower inbound freight costs during the three months ended January 31, 2025 as compared to the three months ended January 31, 2024.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income/(loss)	$915	$(6,946)	$7,861	113.2%
Net income/(loss) per share
Basic	$0.07	$(0.53)	$0.60	113.2%
Diluted	$0.07	$(0.53)	$0.60	113.2%

Net income was $915,000, or $0.07 per diluted share, for the nine months ended January 31, 2025 compared with a net loss of $6.9 million, or $0.53 loss per share, for the prior year comparable period. The increased net income was primarily related to increased net sales volume, lower inbound freight costs, and lower operating expenses during the nine months ended January 31, 2025 as compared to the nine months ended January 31, 2024.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDAS for the three and nine months ended January 31, 2025 and 2024, respectively (dollars in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
	(Unaudited)
GAAP net income/(loss)	$169	$(2,910)	$915	$(6,946)
Interest (income)/expense	123	65	(19)	71
Income tax expense	58	13	92	28
Depreciation and amortization	3,164	3,968	9,741	11,848
Stock compensation	887	1,133	2,685	3,071
Technology implementation	—	106	—	465
Non-recurring inventory reserve adjustment	223	—	444	—
Emerging growth status transition costs	82	—	245	—
Other	22	0	100	204
Non-GAAP Adjusted EBITDAS	$4,728	$2,375	$14,203	$8,741

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

The following table sets forth certain cash flow information for the nine months ended January 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating activities	$(6,396)	$9,823	$(16,219)	-165.1%
Investing activities	(3,393)	(5,320)	1,927	36.2%
Financing activities	(2,839)	(10,563)	7,724	73.1%
Total cash flow	$(12,628)	$(6,060)	$(6,568)	108.4%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $6.4 million for the nine months ended January 31, 2025 compared with cash provided by operating activities of $9.8 million for the nine months ended January 31, 2024. Cash used by operating activities for the nine months ended January 31, 2025 was primarily impacted by $5.9 million of higher accounts receivable, primarily due to increased sales volumes and timing of customer shipments and $22.5 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare new product launches later in the fiscal year. The cash usage for the nine months ended January 31, 2025 was partially offset by a $3.8 million increase in accounts payable due to the timing of inventory purchases as we built our inventory balances higher during our third fiscal quarter, $3.1 million lower prepaid expenses and other current assets from lower deposits on inventory with our suppliers, and $1.9 million of increase accrued expenses related to the timing of outbound freight accruals and higher sales volume-related accruals.

Investing Activities

Cash used in investing activities was $3.4 million during the nine months ended January 31, 2025, a decrease of $1.9 million as compared the prior year comparable period. We expect to spend approximately $4.0 million to $4.5 million of capital expenditures in fiscal 2025, a decrease of $2.0 million to $2.5 million from the $6.0 million we spent in fiscal 2024, a year in which we spent $2.9 million on capital expenditures as a result of the lease assignment of the full building at our headquarters in Columbia, Missouri.

Financing Activities

Cash used in financing activities was $2.8 million for the nine months ended January 31, 2025, primarily from $2.6 million used to repurchase 270,587 shares of our common stock.

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

We had $17.1 million of cash equivalents on hand as of January 31, 2025 and had $29.7 million in cash and cash equivalents on hand as of April 30, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three and nine months ended January 31, 2025 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Purchased	Per Share (2)	Program (1)	or Program
Total first quarter fiscal year 2025	42,017	$9.06	731,434	$6,902
Total second quarter fiscal year 2025	111,480	9.00	842,914	9,571
November 1, 2024 to November 30, 2024	81,714	9.22	924,628	8,819
December 1, 2024 to December 31, 2024	25,105	10.17	949,733	8,563
January 1, 2025 to January 31, 2025	10,271	16.14	960,004	8,398
Total third quarter fiscal year 2025	117,090	10.03	960,004	8,398
Total year-to-date fiscal year 2025	270,587	$9.45	960,004	$8,398

(1) On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. During the three and nine months ended January 31, 2025, under this expired authorization, we repurchased a total of 64,837 and 106,854 shares of our common stock for $577,000 and $958,00, respectively, utilizing cash on hand. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the three and nine months ended January 31, 2025, under these authorizations, we repurchased a total of 117,090 and 270,587 shares, respectively, of our common stock for $1.2 million and $2.6 million, respectively, utilizing cash on hand. As of January 31, 2025 we have $8.4 million of available funds to repurchase our common stock under the current authorization.

(2) The average price per share excludes fees paid to acquire the shares.

Item 5. Other Information

During the quarter ended January 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 6, 2025	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 6, 2025	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer