Form 10-K
period 2025-04-30
American Outdoor Brands, Inc.
filed 2025-06-26
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
Commission File Number 001-39366
_______________________________________________________
American Outdoor Brands, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)		84-4630928 (I.R.S. Employer Identification No.)

1800 North Route Z Columbia, Missouri 65202 (800) 338-9585

(Address including zip code, and telephone number, including areas code, of principal executive offices)
_______________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (13,981,108 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $119,119,040. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of Registrant’s Common Stock outstanding as of June 24, 2025 was 12,757,954.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2025

Accumax®, BOG®, BUBBA®, Caldwell®, Claymore®, Deadshot®, Deathgrip®, Delta Series®, Don’t Be Outdoorsy – Be Outdoors®, E-MAX®, Engineered for the Unknown®, F.A.T. Stix®, F.A.T. Wrench®, Fieldpod®, Flex-Change®, Frankford Arsenal®, Golden Rod®, Grilla®, Grilla Grills®, Hooyman®, Imperial®, Intellidropper®, Kong®, Lead Sled®, Lockdown®, Lockdown Logic®, Lockdown Puck®, Mag Charger®, Mammoth®, MEAT! Your Maker®, Nope Rope®, NXT®, Old Timer®, Orange Peel®, Paddoc®, Pile Driver®, Primate®, Schrade®, Sharpfinger®, Silverbac®, Tipton®, Treepod®, Triple Play®, Tunnel Vision®, Uncle Henry®, Unmatched Accuracy at the Bench and in the Field®, ust®, Velociradar®, Wheeler®, XLA®, Your Land. Your Legacy®, Brushline®, Crimson Trace®, Hardline®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, Night Guard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, AutoTorque™, ClayCopter™, Dock and Unlock™, Grilla Pie-Ro™, From Niche to Known™, Nightcap™, MEAT!™, PullPup™, RIG™, Secure Your Lifestyle™, The Ultimate Lifestyle™, and Water to Plate™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, and Smith & Wesson®, among others. This report also may contain trademarks and trade names of other companies.
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

Statement Regarding Forward-Looking Information
The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding the following:
•our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of one year;
•our intention to vigorously defend ourselves in the lawsuits to which we are subject;
•the possibility that an unfavorable outcome of litigation or prolonged litigation could harm our business;
•the consolidated financial statements may not be indicative of our future performance;
•our belief that our future ability to fund our operating needs will depend on our future ability to generate positive cash flow from operations and obtain financing on acceptable terms;
•our belief we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75 million credit facility;
•our expectation that our overall cost of debt funding may increase and decrease the overall debt capacity and commercial credit available to us;
•our future capital requirements depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and any acquisitions or strategic investments that we may determine to make;
•the possibility that our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained if sufficient funds are not available or are not available on acceptable terms;
•our expectation to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hire additional employees; fund growth strategies, including any potential acquisitions; repay any indebtedness we may incur over time; and repurchase our common stock if we have authorization to do so; and
•the possibility that increased demand for sourced products in various industries and other transportation disturbances could cause delays at various U.S. ports, which could delay the timing of receipt or cost of our products.
A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
•potential disruptions in our suppliers’ ability to source the raw materials necessary for the production of our products, disruptions and delays in the manufacture of our products, and difficulties encountered by retailers and other components of the distribution channel for our products;
•lower levels of consumer spending in general and specific to our products or product categories;
•our ability to introduce new products that are successful in the marketplace;
•interruptions of our arrangements with third-party contract manufacturers and freight carriers that disrupt our ability to fill our customers’ orders;
•increases in costs or decreases in availability of finished products, components, and raw materials;
•our ability to maintain or strengthen our brand recognition and reputation;
•our ability to forecast demand for our products accurately;
•our ability to continue to expand our e-commerce business;
•our ability to compete in a highly competitive market;
•our dependence on large customers;
•our ability to attract and retain talent;

•pricing pressures by our customers;
•our ability to collect our accounts receivable;
•the potential for product recalls, product liability, and other claims or lawsuits against us;
•our ability to protect our intellectual property;
•inventory levels, both internally and in the distribution channel, in excess of demand;
•our ability to identify acquisition candidates, to complete acquisitions of potential acquisition candidates, to integrate acquired businesses with our business, to achieve success with acquired companies, and to realize the benefits of acquisitions in a manner consistent with our expectations;
•the performance and security of our information systems;
•our ability to comply with any applicable foreign laws or regulations and the effect of any increased protective tariffs;
•economic, social, political, legislative, and regulatory factors, such as the impact from changing economic policies, tariffs and supply chain constraints;
•the potential for increased regulation of firearms and firearms-related products;
•future investments for capital expenditures, liquidity and anticipated cash needs and availability;
•the potential for impairment charges;
•estimated amortization expense of intangible assets for future periods;
•actions of social or economic activists that could, directly or indirectly, have an adverse effect on our business;
•disruptions caused by social unrest, including related protests or disturbances;
•our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; and
•other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including information contained herein.
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

PART I
Item 1. Business
General
We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, meat processing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness and for use in the backyard; products used while hunting; meat processing equipment; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.
We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, and Performance Center by Smith & Wesson. In focusing on the growth of our brands, we organize our product development, customer service, and marketing teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.
•Our Adventurer brands include products that help enhance consumers’ fishing, outdoor cooking, and camping experiences.
•Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.
•Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•Our Defender brands focus on protection and include products that are used by consumers in situations that require self-defense, for training, and for securing high value or high consequence possessions.
Our sales activities are focused on how we go to market within the e-commerce and traditional distribution channels. These two channels involve distinct strategies intended to increase revenue and enhance market share by placing our products where the consumer expects to find them. Our sales team is built around the two distribution channels and is organized into product categories and regions within the e-commerce and traditional channels and sells our products across all of our brands. We measure our success through sales performance in these distribution channels against prior results and our own expectations.
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
Key elements of our strategy to achieve this objective and deliver long-term stockholder value are as follows:
•introduce a continuing stream of innovative new and differentiated rugged outdoor products and product extensions that appeal to consumers;
•leverage our innovation advantage to gain market share, enter new product categories, enter new consumer markets, and expand distribution;
•cultivate and enhance consumer relationships through our digital platforms;
•expand and diversify our supply chain;
•maintain an asset-light operating model that is designed to be agile; and
•pursue acquisitions that financially and strategically complement our current business.

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
Our net sales were $222.3 million for the fiscal year ended April 30, 2025; $201.1 million for the fiscal year ended April 30, 2024; and $191.2 million for the fiscal year ended April 30, 2023. Our gross profit for the fiscal years ended April 30, 2025, 2024, and 2023 totaled $99.3 million, $88.4 million, and $88.1 million, respectively. Total assets were $246.4 million as of April 30, 2025 and $240.6 million as of April 30, 2024.
Spin-Off Transaction
On August 24, 2020, Smith & Wesson Brands, Inc., or our former parent company, completed the spin-off of its outdoor products and accessories business to us, or the Separation. The Separation was effected through the transfer of all of the assets and legal entities, subject to any related liabilities, associated with its outdoor products and accessories business to us, and the distribution of all the outstanding shares of our common stock to the holders of the common stock of our former parent company, as of the close of business on August 10, 2020, or the Distribution.
Corporate Information
We were incorporated in Delaware on January 28, 2020 and we maintain our principal executive offices at 1800 North Route Z, Columbia, Missouri 65202. Our telephone number is (800) 338-9585. Our website is located at AOB.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our Sustainability report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and Nasdaq. These documents are also available in print by contacting our corporate secretary at our executive offices. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K.
Market Opportunity
Our primary target customers are outdoor-oriented consumers who enjoy active lifestyles with a focus on outdoor activities. The primary users of our products consist of a wide range of outdoor enthusiasts, including those who engage in recreational target shooting, personal security and defense, hunting, fishing, meat processing, outdoor cooking, camping, hiking, and land management.
Outdoor recreation consumer participation trends have been favorable since 2020, resulting in 14.5 million new participants since January 2020, driven in part by the start of the COVID-19 pandemic. A report issued in 2024 by the Outdoor Industry Association outlined that the outdoor recreation participant base grew by 4.1 percent in calendar 2023 to a record 175.8 million participants, or 57 percent of the United States population ages six and older. According to various other industry studies published by the Outdoor Industry Association, National Shooting Sports Foundation, or NSSF, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased in hunting, camping, and fishing. According to the Outdoor Foundation and Recreational Boating & Fishing Foundation, as of 2023, there are an estimated 57.7 million anglers over the age of six in the United States, with nearly 43 million of those anglers participating in freshwater and 15 million anglers participating in saltwater. Our acquisition of Grilla in March 2022 gave us entry into the estimated $7 billion outdoor cooking industry. In addition, strong participation in firearm ownership led to approximately 26.2 million new entrants into shooting sports since calendar 2020, according to the NSSF. According to a study in 2022, the NSSF estimates that participation in sport shooting increased from 34 million to 63.5 million adults between 2009 and 2022. Finally, the Outdoor Industry Association estimated that roughly 15 million people engaged in hunting in 2022.

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
Our Brands Have Significant Runway for Growth
Our brands are organized into four brand lanes focused on specific consumer verticals that are based on consumer behaviors and desires. This structure organizes our business in a manner intended to deploy specific resources dedicated to designing and marketing products directed at these respective consumer verticals. For each existing brand, we apply the proper strategy and the dedicated brand lane resources to unlock the brand’s potential value. We use the defined methodologies to determine the types of products desired by that specific consumer and then design products in both existing and new categories that meet those desires. We believe this approach helps us drive growth from opportunities in new product categories and expand our footprint in existing categories.
Repeatable Process for Innovating and Rejuvenating Mature Product Categories
We have approximately 50 product designers, engineers, quality and sourcing specialists, and software developers situated across five in-house state-of-the-art product development labs who are capable of delivering over 200 new products, annually. Our product development employees come from diverse industry backgrounds, including medical and laboratory equipment, defense, home goods, and automotive. We believe this diversity yields a unique combination of methods and perspectives that fosters innovation within traditionally mature rugged outdoor product categories. We have developed a proprietary process that identifies large addressable markets where our brands can participate, seek out the most common consumer pain points within those markets, then seek to resolve those pain points with new innovative products and services, especially where we can create new intellectual property to protect our growth. We recognize the importance of innovation and protecting our intellectual property. In recent studies published in 2023, Deloitte noted that 76% of U.S. consumers are willing to pay more for products that align with their values, such as innovation and sustainability, while McKinsey & Company reported that in the past two years, 70% of consumers have tried new shopping behavior, including experimenting with innovative products. In addition, NielsenIQ reported in 2022 that 63% of U.S. consumers prefer to purchase new products from brands known for their innovation and quality. We currently have more than 400 issued and pending patents and have registered and unregistered trademarks related to our products. New products, which we define as any SKU introduced over the prior two fiscal years, represented 21.5% of net sales for fiscal 2025. New products introduced since fiscal 2020 represent over 50% of our fiscal 2025 net sales and have a compound average growth rate of over 40% during that time.
One example of this innovation is our entry into the large, underserved "catch and release" market with our BUBBA tournament-grade Pro Series Smart Fish Scale, or Pro SFS, which is integrated with smart technology that consumers can access through a BUBBA smartphone application. This smart technology allows anglers to log their catches, record detailed information, and connect with other anglers to share information about their catches and their excursions. We believe the BUBBA Pro SFS is the first product of its kind and is intended to reinvent the way anglers pursue their sport. In addition to fostering enhanced competition and enabling the gamification of freshwater fishing through its tournament functionality, the BUBBA Pro SFS supports conservation and sustainability in fishing by allowing anglers to catch, weigh, and immediately release their catch, reducing the fish out-of-the-water time. In fiscal 2025, we launched the BUBBA SFS Lite, which offers some of the same professional grade features and gamification capabilities for casual fishing trips, at a price that everyday anglers can appreciate. The strategy we employed with BUBBA is one that was several years in the making, and serves as one example of our multi-year product development approach.
Another example of our multi-year product development approach is our Caldwell ClayCopter, a revolutionary new target system, which includes an easy-to-use, handheld electronic launcher that propels a set of biodegradable discs up to 100 yards in a variety of flight patterns, providing shooters with a unique and challenging experience, and making it extremely easy and fun to take a thrower and targets to the range. For nearly 150 years, traditional clay targets have been the most practical option for shotgun sports enthusiasts. But traditional clay targets typically require heavy throwers that are bulky and cumbersome to store and transport. Clays are extremely fragile, they fly in predictable patterns, and they come in heavy containers that often make transportation a challenge. The ClayCopter was designed entirely in-house and includes pending intellectual property. The portable launcher weighs just three pounds, but delivers the same power of a traditional thrower in a handheld motorized design small enough to fit in a range bag or backpack. The ClayCopter target discs are 70% lighter than traditional clays and designed to break only when shot. They can be purchased in a lightweight, compact tube of 50 disks and they are inexpensive to transport, allowing retailers and our Caldwell brand to ship directly to consumers, and adding a new consumable product to our revenue stream.
Because we have such a wide breadth of products that span 20 brands, our product development teams frequently leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our BUBBA Pro SFS, which we launched in 2023 and which incorporates technology or design from products that are situated across all four brand lanes. The BUBBA Pro SFS incorporates lithium battery pack technology from our Caldwell brand, Bluetooth connection capability to a smart phone with live data monitoring and logging through a cloud server system from our Lockdown brand, interactive LCD screen and menu system from our BOG brand, and waterproof storage system and BUBBA-Rubba non-slip grip technology from our BUBBA brand.
Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution
We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 24 transactions over the last 18 years, ranging from $1 million to approximately $1 billion in enterprise value. In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships facilitate the identification of future potential acquisition targets.
Experienced, Entrepreneurial Management Team
Our senior management team has substantial knowledge and experience in the rugged outdoor industry. This team is responsible for defining and executing our business strategies with a “brand-first” orientation supported by our brand lanes. We strive to promote a collaborative and supportive environment for our employees. This approach allows employees within our brand lanes to pursue new ideas and experimentation, leading to a highly entrepreneurial culture.
Strategy
Introduce a Continuing Stream of New and Differentiated Rugged Outdoor Products and Extensions that Appeal to Consumers
We plan to continue conceiving, designing, producing or sourcing, and marketing in a timely manner a continuing stream of innovative new and differentiated high-quality rugged outdoor products and product extensions that appeal to consumers, achieve market acceptance, and drive customer satisfaction and loyalty to our product groups. Our tradition of innovation and our ongoing research and development, product engineering, product and component sourcing, marketing, and distribution activities are critical components of our ability to continue to offer successful products and help grow our business through increased market share in the product categories in which we participate.
We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•Big Rock Sports Dealer Show 2025 “Best New Shooting Accessory” – Caldwell Lead Sled 4
•Outdoor Life 2025 “Best Overall Chamber Vac Sealer” and “Best Overall External Vac Sealer” – MEAT! Your Maker;
•Outdoor Life 2025 "Best Clay Throwers" – Caldwell Claymore;
•Smoked BB Source 2025 "Best Vertical Smoker" – Grilla Mammoth Vertical Pallet Smoker;
•Outdoor Life 2025 "Best Large Hopper Sausage Stuffers" – MEAT! Your Maker 15.0 Pound Vertical Sausage Stuffer;
•Food & Wine 2025 "Best Splurge Meat Grinder" – MEAT! Your Maker 0.5 Horsepower Dual Grind Meat Grinder;
•NASGW Show 2024 "Best New Accessory" – Caldwell Claymore PullPup;

Leverage Our Innovation Advantage To Gain Market Share, Enter New Product Categories, Enter New Consumer Markets, and Expand Distribution
We plan to continue to leverage our innovation advantage to grow our business through gaining market share, entering new product categories, entering new consumer markets, and expanding our distribution. For instance, we believe we have displaced competitors in the meat processing market with products from MEAT! Your Maker. Our Caldwell Claymore family of clay throwers, as well as our new ClayCopter Launcher and Targets, represent our organic entry into the broader shotgun shooting sports category. We believe our innovative BUBBA Pro SFS and new SFS Lite represents our organic entry into a large freshwater "catch and release" market. We believe our innovative Hooyman seed spreaders represent our organic expansion in the farm, home, and hardware distribution channels. The acquisition of Grilla represents our entry into an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We expect, by gaining market share, entering new product categories, entering new consumer markets, and expanding distribution, we will further increase and diversify our customer base.
Cultivate and Enhance Consumer Relationships through Our Digital Platforms
We plan to continue to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to deal directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. We have established dedicated websites for all of our key brands, and each of our brands has access to marketing and e-commerce resources that work to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those consumers who prefer a traditional retail approach rather than purchasing directly from our online platform. In addition, our e-commerce platform allows consumers to purchase our products direct from our warehouse, which is not constrained by inventory management efforts at retail. Our e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our e-commerce platform and digital ecosystem to organically enter the meat processing market with our MEAT! Your Maker brand, which includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers. In addition, we sell Grilla branded products, acquired in fiscal 2022, directly to consumers on our e-commerce platform. Although we began selling these brands into the traditional channel in fiscal 2024 and fiscal 2025, respectively, we have sold and expect to continue to sell these products directly to consumers through our websites MEATyourmaker.com and grillagrills.com. In fiscal 2025, our direct-to-consumer channel represented 13.3% of our total net sales.
Maintain a Flexible and Resilient Supply Chain
We plan to maintain a flexible and resilient supply chain by identifying, qualifying, attracting, and maintaining contract manufacturers in various locations and other suppliers of finished products and components made to our specifications and the raw materials needed for products and components that meet our efficiency, quality, cost, delivery, and other requirements. Qualifying additional suppliers, regardless of location, reduces our dependence on any one or small group of suppliers and helps protect us against supplier financial, operational, performance, or capacity issues.
Maintain an Asset-Light Operating Model that Allows the Company to Remain Agile
We believe that our asset-light operating model has allowed us to remain agile in order to react to market changes. A key component within that operating model is owning our intellectual property and the tooling required to manufacture our products. We plan to continue to leverage the infrastructure of our manufacturing partners while we invest in the product designs and tooling required in manufacturing. In addition, we plan to continue to leverage the internal investments that we have made in our e-commerce platform, enterprise resource planning or ERP system, and data analytics platform to drive net sales while controlling costs.

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
Product Design and Development
We believe that innovation is key to our long-term success. We have developed a proprietary process that identifies large addressable markets where our brands can participate, seek out the most common consumer pain points within those markets, then seek to resolve those pain points with new innovative products and services, especially where we can create new intellectual property to protect our growth. In addition, to be successful as a leading provider of outdoor lifestyle products and shooting sports accessories, we must continue to conceive, design, produce or source, and market a continuing stream of innovative new products and product extensions that we believe appeal to consumers and achieve market acceptance and drive customer satisfaction and loyalty to our brands and product groups.
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
As noted previously, our outdoor lifestyle products include premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness and for use in the backyard; products used while hunting; meat processing equipment; outdoor cooking products; and camping, survival, and emergency preparedness products, while our shooting sports accessories products include rests, handgun vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies.
We typically launch over 200 new outdoor products and accessories stock keeping units, or SKUs, each year. We generally strive to bring a new product from concept to market within 12 months, depending on product complexity and other matters. Our extensive product portfolio includes highly regarded brands, such as Caldwell, our line of shotgun sports products, shooting and range supplies, BOG, our line of hunting accessories; BUBBA, our line of fishing tools and knives; MEAT! Your Maker, our line of meat processing equipment; and Grilla, our line of outdoor cooking products.
Approximately 15% of our employees are focused on research and development activities. In fiscal 2025, 2024, and 2023, our gross spending on research and development activities relating to the development of new products was $7.7 million, $6.9 million, and $6.4 million, respectively. We expense research and development costs as incurred.
Our Brands
We currently sell our products under 20 distinct brands organized under four brand lanes.
Adventurer Brands
•Grilla - outdoor cooking products
•BUBBA – fishing tools and knives
•ust – camping and survival products
•Schrade – rugged outdoor cutlery and tools
•Imperial – cutlery and tools

Harvester Brands
•Hooyman – land management tools
•Old Timer – cutlery and tools
•BOG – hunting accessories
•Uncle Henry – hunting knives and tools
•MEAT! Your Maker – meat processing equipment
Marksman Brands
•Caldwell – shooting range and marksman products
•Wheeler – gunsmithing tools
•Tipton – cleaning and maintenance products
•Frankford Arsenal – reloading products
Defender Brands
•Lockdown – security and storage solutions
•M&P Accessories – cutlery, flashlights, and various accessories
•Performance Center by Smith & Wesson – cutlery, cleaning kits, and various accessories
•Smith & Wesson Accessories – knives, flashlights, shooting glasses and cases, cleaning kits, and hearing protection products
•Crimson Trace – aiming solutions
•LaserLyte – training systems
We own all of our brands with the exception of those brands and trademarks that we license, which includes the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.
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
For the fiscal years ended April 30, 2025, 2024, and 2023, advertising and promotion expenses were $10.9 million, $11.1 million, and $11.9 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

Original Content
We utilize content as the engine to drive our strategic approach to marketing. We continue to emphasize the enhancement of our content capture and editing capabilities. Our team of producers and external resources has provided an accessible outlet for regularly distributed fresh content for each of our brands. The deployment of this content assists us in positioning our brands, garnering the attention of our customers, establishing a lifestyle connection with those discovering our brands for the first time, and educating our consumer base about the features and benefits of the products that fall within each brand. By owning the development and distribution of our content, we are able to ensure that each message is consistent with our brands’ positioning and strategy.
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
We utilize our websites, including AOB.com, BUBBA.com, SCHRADE.com, grillagrills.com, ustgear.com, BOGhunt.com, Hooyman.com, OldTimerKnives.com, MEATyourmaker.com, CaldwellShooting.com, FrankfordArsenal.com, WheelerTools.com, TiptonClean.com, CrimsonTrace.com, Lockdown.com, Laserlyte.com, and store.smith-wesson.com, to market our products and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government agencies.
Industry and Consumer Events
We sponsor a number of events and organizations in support of outdoor activities that our consumers enjoy. We typically attend various trade shows, including the Shooting, Hunting, Outdoor Trade (SHOT) Show; the International Convention of Allied Sportfishing Trades (ICAST); the National Association of Sporting Goods Wholesalers Show (NASGW); the IWA Outdoor Classics Show in Europe; National Hardware Show; ; Consumer Electronics Show (CES); Outdoor Retailer (OR Show); REDCREST; Bassmaster Classic; and various distributor, buying group, and consumer shows. We are actively involved in organizations that support our industry such as American Knife and Tool Institute, where we have a seat on the Board of Regents. We also seek to establish relationships with professionals and influencers for our brands to help evaluate, promote, and establish product performance and authenticity with customers and consumers.
Distribution, Channels, and Customers
We distribute our products through e-commerce and traditional distribution channels. Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites. This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick-and-mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs. The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offerings, accounted for 20.3% and 22.1% of our net sales for fiscal 2025 and 2024, respectively.
Our sales team is built around the two distribution channels and is organized into product categories and regions within the e-commerce and traditional channels and sells our products across all of our brands. We believe the structure of our sales organization allows us to accomplish four very important goals. First, it gives us the ability to consistently focus on the unique needs and requirements of each product category. Second, it allows us to bring brand expertise and awareness to our customers. Third, and most importantly, it allows us to develop and execute strategic plans based on how each channel conducts business as well as how it targets the primary and secondary consumers within those channels. Finally, our sales organization is designed to be able to adapt to acquisitions and the expansion of our brands into new categories without having to alter our sales structure. We believe this will allow us to integrate new categories into our teams with minimal disruption to our existing business and, more importantly, allow us to quickly begin leveraging our size and scope with the new additions.
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
Retailers are continuing to reduce lead times for product delivery and reducing their inventory levels, and in certain circumstances, require suppliers to ship orders directly to consumers for purchases on their e-commerce platforms.
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
We generally provide these suppliers with short-term advance forecasts of our production requirements, however, when we anticipate delays in our supply chain or congestion at shipping ports, we will order in advance to mitigate supply chain risk. Our suppliers must meet our quality and other standards and have the ability to produce our finished products and components and supply our raw materials in a timely and efficient manner. We strive to maintain a flexible and resilient supply chain to mitigate the potential impacts from tariffs, to maintain competitive pricing and high quality standards, and to position ourselves to respond rapidly to changes in customer demand, market trends, and other supply chain risks. For certain products and components, we utilize a dual sourcing supply chain to mitigate risks associated with sourcing key components from any one supplier.
Although we do not have long-term contractual arrangements with any of our suppliers, we have long lasting working relationships that we believe guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on these independent parties exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.

Facilities and Distribution
We lease approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Missouri. The lease provides us with an option to expand the building by up to 491,000 additional square feet. The lease term ends on November 26, 2038 and does not provide for an extension of the term of the lease. We receive related tax and other incentives from federal, state, and local governmental authorities.
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
Patents, Trademarks, and Copyrights
We recognize the importance of innovation and protecting our intellectual property. We currently have more than 400 active or pending patents at the United States Patent and Trademark Office and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.
We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.
Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We market our products and accessories under 20 distinct brands, including the brands sold under a license agreement.
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
Acquisitions
As noted previously, we are building our business both organically and inorganically. In fiscal 2022, we acquired substantially all of the assets of the Grilla Grills business of Fahrenheit Technologies, Inc. for $27million. The acquisition of Grilla represents our entry into an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.
Competition
We operate in a highly competitive market and encounter competition from both domestic and foreign participants. We believe we can effectively compete with all of our present competitors. We compete primarily based upon innovation, performance, price, quality, reliability, durability, consumer brand awareness, and customer service and support. Our competitors primarily include a large number of private companies that directly compete with our brands. Certain of our competitors may have more established brand names and stronger distribution channels than we do and have, or have through their owners, access to financial and marketing resources that are greater than we possess that may afford them the ability to invest more than we can in product development, intellectual property, and marketing. In addition, we compete with many other sporting and recreational products and activities companies for discretionary spending of consumers.
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
Seasonality
Our business is typically seasonal, especially because many of our products are used in outdoor-based activities. Our sales are typically the highest between August and January because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. In addition, there is heightened demand for our fishing and outdoor cooking products during the spring and early summer months. As a result of seasonal and quarterly operating fluctuations, we do not believe that comparisons between different quarters within a single year are relevant or can be relied upon as indicators of performance for any fiscal year. In addition, the sale of our products may also be affected by unseasonal weather conditions.
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
Human Capital
We believe that our employees are an indispensable contributor to our success and are critical to our ability to execute our strategy. Our values of honesty, respect, responsibility, discipline, collaboration, open-mindedness, and resourcefulness are deeply intertwined with our culture , fostering an environment where integrity and mutual support thrive, and innovative solutions are encouraged. Our Board of Directors, or the Board, through the Compensation and Nominations and Corporate Governance Committee, has oversight regarding human capital management matters.
Attracting, Developing, and Retaining Employees
Our ability to attract, develop, and retain talented employees and foster an inclusive work environment is integral to our long-term success. As of April 30, 2025, we had 299 employees, nearly all of whom were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.
We are committed to hiring qualified candidates without regard to race, religion, color, sex, sexual orientation, pregnancy, gender identity, age, national origin, ancestry, physical or mental disability, genetic information, or any other status. This commitment extends to all levels of our organization, including senior management and our Board. We focus on ensuring that our workforce remains open and welcoming to everyone. We have a priority to engage with our employees and gather feedback through various forums to boost engagement, improve teamwork, and clarify communication of business and organizational changes.
Employee Health and Safety
We believe the physical and mental health and well-being of our employees is important to our success. Our employee health care benefits are competitive, and include medical insurance, as well as dental and vision care programs. We support the mental well-being of our employees through our employee assistance program, which provides employee assistance for a range of mental health issues including stress and anxiety, as well as chemical dependence, legal questions, parenting matters, financial counseling, and the sourcing of dependent care resources. We also maintain a Wellness Program that includes ‘health challenges’, which are periodic, goal-oriented wellness programs that incentivize healthy behavior, as well as information sessions related to employee well-being.

We prioritize the health, safety, and fair treatment of our employees. We have effective oversight of our health and safety programs and perform regular health and safety reviews intended to ensure that proper policies are in place.
Competitive Compensation
Our compensation program aims to attract, retain, and reward talent at all levels of the organization through a pay-for-performance philosophy. We believe in compensating employees equitably and we regularly review the pay data of U.S. employers to confirm pay equity. We offer competitive and comprehensive compensation and benefit programs to our employees that provide for pay and service recognition, health and wellness, financial well-being, work/life balance, culture and community, and learning and development. During 2025, we further improved the competitiveness of our associate benefit offerings in various ways. Our program features the following:
•a comprehensive medical, dental, and vision plan for our employees and their families, for which we pay approximately 90% of total premium costs;
•a short term and long term disability insurance plan for our employees, for which we pay 100% of total premium costs;
•a 401(k) plan with a company provided match of up to 3% of the first 6% contributed by the employee;
•a profit-sharing plan, paying eligible employees a percentage of their eligible earnings based on company profits;
•twelve annual holidays, nine of which are scheduled and three of which are designated by the employee;
•a paid time off program, including paid sick and vacation time;
•paid and unpaid leaves of absence, including paid family and medical leave;
•flexible work schedules;
•flexible spending and health savings accounts;
•life and disability insurance coverage;
•employee stock purchase plan;
•on-site fitness center;
•on-site nursing room;
•employee assistance programs; and
•product discounts.
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
Training and Development
We are committed to investing in our employees through continuous learning. These continuous learning opportunities prepare our internal talent pool for future career opportunities as well as optimizing teamwork and clear communication throughout the organization. Our continuous learning paths include the following:
•tuition reimbursement for up to 100% of an employee’s advanced degree;
•reimbursement for continuing professional education for our professionally licensed employees;
•support for membership in professional associations; and

•in-house training to aid with career advancement.
Sustainability
As a core component of our broader corporate responsibility efforts, our key human capital objective is to promote sustainability throughout our organization. In 2024, we returned sustainability oversight responsibilities to the Nominations and Corporate Governance Committee, as originally chartered, and we further strengthened the alignment of those responsibilities through the establishment of a Sustainability Sub-Committee, which assists the Board and the various committees of the Board, as applicable, in fulfilling their sustainability oversight responsibilities, including focusing on the key tenets that form the basis of our Sustainability program. We have an Executive Sustainability Committee comprised of leaders of the company that is overseen by the Sustainability Sub-Committee of the Board to further align our values and drive recurring sustainable growth. The Executive Sustainability Committee meets several times per year.
Our Sustainability Report, published each year, aligns with the Sustainability Accounting Standards Board (SASB). Our most recent Sustainability Report was published in September 2024, and we expect to publish our 2025 Sustainability Report in the summer of calendar 2025. The current sustainability information is posted on our website. Our Sustainability Report highlights the work we are doing across the company and within the tenets of our sustainability strategy.
Backlog
We had a backlog of orders for our products totaling $2.6 million and $4.0 million as of April 30, 2025 and 2024, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.
Information About Our Executive Officers
The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	41	President and Chief Executive Officer
H. Andrew Fulmer	50	Chief Financial Officer
James E. Tayon	35	Chief Product Officer
Brent A. Vulgamott	41	Chief Operating Officer
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
Kyle M. Carter, age 43, has served as our Corporate Controller and Assistant Secretary since the Separation. Before the Separation, Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until the Separation. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, with a focus on public registrant clients, from May 2006 to September 2010.
Elizabeth A. Sharp, age 63, has served as our Vice President of Investor Relations since the Separation. Before the Separation, Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until the Separation. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems, Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

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
We have summarized the below risk factors as follows:
Risks Related to Our Business
•We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers.
•We must continue to introduce new products that are successful in the marketplace.
•We rely to a significant extent on outsourcing for a substantial portion of our production, and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.
•The costs and availability of finished products, components, and raw materials could affect our business and operating results.
•Our business depends to a significant extent upon the brand recognition and reputation of our brands, and the failure to maintain or strengthen our brand recognition and reputation could have a material adverse effect on our business.
•We often rely on third parties, including product sourcing intermediaries, independent sales representatives and agents, that act on our behalf.
•Our operating results could be materially harmed if we are unable to forecast demand for our products accurately.
•An inability to expand our e-commerce business could reduce our future growth.
•We compete in highly competitive markets with numerous large and small competitors and with limited barriers to entry.
•A substantial portion of our revenue depends on a small number of large customers.
•Retail pricing decisions made by certain of our customers could negatively impact the pricing for our products in certain online marketplaces.
•Changes in the retail industry and the markets for consumer products could negatively impact existing customer relationships and our operating results.
•We may have difficulty collecting amounts owed to us.
•We are subject to payment-related risks.
•Our performance is influenced by a variety of economic, social, political, legislative, and regulatory factors.
•Our revenue and profits depend upon the level of consumer spending, which is sensitive to global economic conditions and other factors.
•We depend on our Missouri facility, which may not produce the benefits expected.
•Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events.
•Our business is subject to the risk of terrorism, cyberattacks, or failure of key information technology systems.
•Acquisitions involve significant risks, and we may not be able to complete acquisitions that we desire to make in the future.
•We may not achieve the desired results of future acquisitions and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operations and operating results.
•Seasonality, weather conditions, and periodic fluctuations, such as changes in customer ordering patterns, may cause our operating results to vary from quarter to quarter.
•Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.
•We may issue a substantial amount of our common stock in the future, which could cause dilution to current investors and otherwise adversely affect our stock price.
•The failure to manage our growth could adversely affect our operations.
•Liability insurance is expensive and may be difficult to obtain.
•Our Board of Directors may change significant corporate policies without stockholder approval.
•We depend on key personnel, and our business may be harmed if we fail to retain and attract skilled management and other key personnel.

•We are subject to extensive regulation and could incur fines, penalties, and other costs and liabilities under such requirements.
•Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs. In addition, we may be subject to intellectual property claims, which could cause us to incur litigation costs and damages payments.
•We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.
•We face risks relating to our international business that could adversely affect our business, operating results, and financial condition.
•We face risks associated with international activities, including those related to compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption legislation.
•Increased protectionist tariffs and trade wars could further harm our business.
•The dynamic tariff landscape may increase our operating costs and distract us from long-term plans.
•Interruptions in the proper functioning of our information systems or other issues with our ERP systems could cause disruption to our operations.
•We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
•Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.
•If our efforts to protect the security of personal information related to any of our customers, consumers, vendors, or employees are unsuccessful and unauthorized access to that personal information is obtained, or we experience a significant disruption in our computer systems or a cyber security breach, we could experience an adverse effect on our operations, we could be subject to costly government enforcement action and private litigation, and our reputation could suffer.
•Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.
•We produce or source and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.
•Environmental laws and regulations may impact our business.
•There are risks associated with the Trademark License Agreement with our former parent company.
Risks Related to Our Common Stock
•The market price and trading volume of our common stock may be volatile and may continue to be volatile.
•Provisions of our Amended and Restated Certificate of Incorporation, our Fourth Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
•Our Fourth Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.
•Your percentage ownership in our company may be diluted in the future.
•Our common stock is and will be subordinate to all of our future indebtedness and any series of preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
Risks related to Us as a Public Company
•We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
•We will have increased costs as a result of being a public company.
•If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.

Risks Related to Our Business
We are dependent on the proper functioning of our critical facilities, our supply chain, and distribution networks as well as the financial stability of our customers.
A reduction or interruption in any of our supply chain could adversely affect us. The failure of our suppliers to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business. Our suppliers may encounter difficulties and other issues in obtaining the materials necessary to produce the components and parts that we use in our products. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, tariffs, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located may exist and could adversely affect our business. Damage or disruption to manufacturing and distribution capabilities of, or the disruption of deliveries from, our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, pandemics, or labor disruptions, including at ports or at our suppliers, could impair our product sales.
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
We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and digital marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
•determine the appropriate creative message and media mix and markets for advertising, marketing, and promotional expenditures;
•select the right markets, media, and specific media vehicles in which to advertise;
•identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.
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
We often schedule internal production and place orders for finished products, components, and raw materials with third-party suppliers before receiving firm orders from our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:
•our failure to accurately forecast customer acceptance of new products;
•an increase or decrease in consumer demand for our products or for the products of our competitors;
•new product introductions by competitors;
•our relationships with customers;
•general market conditions and other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by customers;
•general market conditions, economic conditions, and consumer confidence levels, which could reduce demand for discretionary items, such as our products; and
•the domestic political environment, including debates over the regulation of various consumer products.
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
We operate in highly competitive markets that are characterized by competition from major and small domestic and international companies. Our competitors primarily include a large number of private companies that directly compete with our brands.
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
We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. The world’s largest e-commerce retailer accounted for 20.3% of our fiscal 2025 net sales through its very extensive customer base of end consumers.
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
We depend on a continuous flow of new orders from large, high-volume retail customers, but we may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to take various actions, including the following:
•reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;
•require us to fulfill their direct-to-consumer website orders, or drop shipping, which could increase our cost per unit, lead to higher inventory levels, and increase freight costs;
•improve customer service in which products are supplied directly to retailers from third-party suppliers; and
•adopt technologies related to inventory management that may have substantial implementation costs.
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
Social, political, and other factors also can affect our performance. Concerns and uncertainties about U.S. presidential, congressional, and state elections and legislature and policy shifts can affect the demand for our products. In addition, speculation surrounding increased gun control and hunting regulations at the federal, state, and local level can affect consumer demand for our products since a significant amount of our products find applications in shooting and hunting activities. Often, such concerns and uncertainties result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact our business, operating results, and financial condition.
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
Acquisitions involve significant risks, and we may not be able to complete acquisitions that we desire to make in the future.
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
Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including but not limited to the following:
•the availability of suitable acquisition candidates at attractive purchase prices;
•the ability to compete effectively for available acquisition opportunities;
•the availability of cash resources, borrowing capacity, or other forms of consideration at favorable pricing that would enable us to offer the required acquisition purchase prices;
•the ability of management to devote sufficient attention to acquisition efforts; and
•the ability to obtain any requisite governmental or other approvals.
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
We may be unable to effectively complete an integration of the management, operations, facilities, accounting, and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including but not limited to the following:
•the failure of acquired businesses to achieve expected results;
•the potential disruption of our core businesses;
•risks associated with entering markets and businesses in which we have little or no prior experience;
•diversion of management’s attention from our core businesses;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with increased regulatory or compliance matters;
•failure to retain key customers, suppliers, or personnel of acquired businesses;
•the potential strain on our financial and managerial controls and reporting systems and procedures;
•greater than anticipated costs and expenses related to the integration of the acquired businesses with our business;
•potential unknown liabilities associated with the acquired businesses;
•risks associated with weak internal controls over information technology systems and associated cyber security risks;
•meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
•the risk of impairment charges related to potential write-downs of acquired assets; and
•the challenge of creating uniform standards, controls, procedures, policies, and information systems.
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
Seasonality, weather conditions, and periodic fluctuations, such as changes in customer ordering patterns, may cause our operating results to vary from quarter to quarter.
Our business is typically seasonal. Our sales have typically been highest between August and January due to shipments around the fall hunting and holiday seasons. In addition, there is heightened demand for our fishing and outdoor cooking products during the spring and early summer months. The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.
Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:
•market acceptance of our products, including new products;
•market acceptance and new product introductions by our competitors;
•our ability to pass along price increases in response to market conditions;
•the timing of large domestic and international orders;
•the cancellation of existing orders;
•changes in our sales mix;
•the cost of new product introductions;
•problems with our supply chain;
•the volume of customer orders relative to our capacity;
•the timing of expenditures in anticipation of future customer orders;
•effectiveness in managing production processes and costs;
•changes in cost and availability of labor and finished products, components, and raw materials;
•ability to manage inventory and inventory obsolescence;
•pricing and other competitive pressures;
•changes or anticipated changes in economic, social, political, legislative, and regulatory factors;
•the outcome of any litigation;
•adverse publicity surrounding our products, the safety of our products, or the use of our products;
•changes in amount or timing of our operating expenses; and
•changes in laws and regulations that may affect the marketability of our products.
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
Our ability to conduct operations in our existing international markets and to capitalize on growth in new international markets is subject to risks associated with our doing business internationally, including but not limited to the following:
•issues related to managing international operations;
•potentially adverse tax developments;
•greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•currency exchange issues;
•import and export controls;

•social, political, and economic instability in the countries in which we operate;
•local laws and regulations, including those governing labor, product safety, and environmental protection;
•changes to international treaties and regulations;
•changes in tariffs, import duties, or import or export restrictions;
•limitations on our ability to efficiently repatriate cash from our foreign operations;
•restrictive actions by foreign governments;
•complications in complying with the laws and policies of the United States affecting the importation of goods, including tariffs, duties, quotas, and taxes;
•required compliance with U.S. laws that impact our operations in foreign jurisdictions that do not impact local operating companies; and
•complications in complying with trade and foreign tax laws.
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

The dynamic tariff landscape may increase our operating costs and limit our ability to create or execute our long-term plans.
The current political and economic environment is dynamic and uncertain, as the current U.S. administration has imposed, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times recently. If we are unable to mitigate the impacts of tariffs through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected. Continuing changes in the tariff landscape may limit our ability to create or execute our long-term plans or goals, particularly concerning the sourcing of the products we design and our pricing strategies.
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
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
Artificial Intelligence (AI), presents new risks and challenges that may affect our business. We have made investments to integrate AI and machine learning technology into our operations and these AI applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively against our competitors and adversely affect our business and results of operations. We recognize that the integration of AI into our product development, software applications, customer service, and other business operations presents new or unknown intellectual property and cybersecurity risks and challenges. Rapid technological progress in the industry regarding new and emerging AI technologies, such as agentic and generative AI, may require additional investment in the development, integration, security, and maintenance, as well as the development of appropriate policies and safeguards to maintain a responsible and ethical AI framework. These requirements could increase our expenses as we continue to expand the application of AI technologies where warranted, or to address changes to AI technologies, frameworks, or regulations.
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
The market price of our common stock has fluctuated, and may continue to fluctuate, significantly as a result of a number of factors, including but not limited to the following:
•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders;
•changes by securities analysts in their estimates of our future earnings;
•changes in market valuations or earnings of other companies in our industry;
•introductions of new products by us or our competitors;
•announcements by us or our customers, suppliers, or competitors;
•factors relating to our suppliers, customers, or competitors;
•consumer spending patterns;
•changes in laws or regulations that adversely or are perceived to adversely affect our industry or us;
•general economic, social, political, industry, and stock market conditions;
•future significant sales of our common stock by our stockholders or the perception in the market of such sales;
•government policies and recommendations, including tariffs;
•future issuances of our common stock by us;
•the size of the public float of our common stock; and
•the other factors described in these “Risk Factors” and elsewhere in this information statement.
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
Provisions of our Amended and Restated Certificate of Incorporation, our Fourth Amended and Restated Bylaws, and Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Several provisions of our Amended and Restated Certificate of Incorporation, Fourth Amended and Restated Bylaws, and Delaware law may discourage, delay, or prevent a merger or acquisition of our company that our stockholders may consider favorable. These include provisions that provide for the following:
•the ability of our Board of Directors to create and issue, without stockholder approval, one or more series of preferred stock having such powers, preferences, and rights, if any, and such qualifications, limitations, and restrictions, if any, as established by our Board of Directors;
•the ability of our Board of Directors to issue a large number of shares of our common stock that are authorized by our Amended and Restated Certificate of Incorporation, but that are not yet issued;

•the removal of any director elected by holders of our common stock solely by 66 2/3% of the voting power of such holders;
•the filling of vacancies resulting from the death, resignation, disqualification, removal, or other cause of directors elected by the holders of our common stock and newly created directorships created from an increase in the number of such directors solely by our Board of Directors;
•the amendment of our Fourth Amended and Restated Bylaws by our Board of Directors;
•the amendment of our Fourth Amended and Restated Bylaws by our stockholders solely by a majority vote of the voting power thereof;
•the calling of special meetings of our holders of common stock solely by the Chairperson of our Board of Directors, our President, or our Board of Directors;
•the taking of action by the holders of our common stock solely at a duly called annual or special meeting of such holders;

•advance notice and other requirements for nominations of candidates for election to our Board of Directors by the holders of our common stock or for proposing matters that can be acted on at annual meetings of the holders of our common stock; and
•our limited ability to enter into business combinations with interested stockholders, subject to certain exceptions enumerated by Delaware law.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our stockholders’ best interests. These and other provisions of our Amended and Restated Certificate of Incorporation, Fourth Amended and Restated Bylaws, and Delaware law may, however, discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.
Our Fourth Amended and Restated Bylaws designate Delaware as the exclusive forum for certain litigation, which may limit our stockholders’ ability to choose a judicial forum for disputes with us.
Pursuant to our Fourth Amended and Restated Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the state of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees or our stockholders; (c) any civil action to interpret, apply, or enforce any provision of the General Corporation Law of the state of Delaware, or the DGCL; (d) any civil action to interpret, apply, enforce, or determine the validity of the provisions of our Amended and Restated Certificate of Incorporation or Fourth Amended and Restated Bylaws; or (e) any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery of the state of Delaware lacks jurisdiction over such action, our Fourth Amended and Restated Bylaws provide that the sole and exclusive forum for such action will be another state or federal court located within the state of Delaware, in all cases, subject to such court having personal jurisdiction over the indispensable parties named as defendants. Our Fourth Amended and Restated Bylaws also provide that any person purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of and consented to the foregoing Delaware exclusive forum provisions. Our Fourth Amended and Restated Bylaws provide that the foregoing Delaware exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. The Delaware exclusive forum provisions will require our stockholders to bring certain types of actions or proceedings relating to Delaware law in the Court of Chancery of the state of Delaware or another state or federal court in the state of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective, or advantageous to the stockholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by the Delaware exclusive forum provisions.

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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports, and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest to occur of the following: (i) the last day of the fiscal year following the fifth anniversary of the Separation; (ii) the last day of the fiscal year with at least $1.07 billion in annual revenue; (iii) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1 billion of non-convertible debt during the prior three-year period. We will cease to be an emerging growth company on April 30, 2026, or our next fiscal year, which is the fiscal year following the fifth anniversary of the Separation. We cannot predict if investors will find our common stock less attractive if we choose to rely on exemptions from certain disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
After we are no longer an “emerging growth company” in our next fiscal year, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed large accelerated filers, including complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley.
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which would have a material adverse effect on our business or the market price of our securities.
In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls while we remain an emerging growth company. When applicable, this process will require significant documentation of policies, procedures, and systems; review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm; and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, suspension or delisting of our common stock from Nasdaq, and a material adverse effect on our business, operating results, and financial condition. In our next fiscal year ending April 30, 2026, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and Strategy
We have implemented a set of comprehensive cybersecurity and data protection policies and procedures placing special interest in addressing cybersecurity threats and effectively managing associated risks. Our cybersecurity program is designed to identify, assess, and proactively manage material risk from cybersecurity threats, which are integrated into our overall risk management systems, as overseen by the Company’s Board of Directors, primarily through its Audit Committee. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our information technology, or IT, program is led by our Director of Information Technology, who strives to monitor and mitigate risks from cybersecurity threats and provides reporting to the Audit Committee.
Our approach to cybersecurity is not a one-time effort but an ongoing process. We engage in monitoring, risk assessments, and robust security measures designed to ensure the confidentiality, integrity, and availability of our information systems, including critical computer networks, hosted services, communication systems, hardware, and software and to protect critical data, including our employees’ and customers’ data, intellectual property, confidential and proprietary data, and strategic competitive information. We address cybersecurity challenges and enhance our overall risk management efforts by adopting and working to integrate recognized best practices, standards, and controls utilizing guidelines from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) for our protection and prevention of cybersecurity, risk management, data backup, and disaster recovery.
Our cybersecurity program includes some key aspects such as (i) a Cybersecurity Leader who oversees our day-to-day program, (ii) outsourced information technology firm and consultants with significant expertise in cybersecurity (iii) an incident response team comprised of a cross-section of management with oversight over our programs, (iv) incident detection and response policies, and (v) ongoing security awareness training programs for all employees.
We maintain a practical approach to cybersecurity. Our cybersecurity risk management program (an integral part of our overall Enterprise Risk Management Program) is designed to incorporate guidance from NIST CSF and other industry best practices. Within our program, we conduct internal and external security-based activities, including reviews and assessments of our third-party service providers and vendors. Our employees receive a formal cybersecurity awareness training on an annual basis, including specific topics related to social engineering and email frauds.
Detailed activities include:
•Continuous Monitoring and Detection: Leveraging industry leading technologies to detect and alert on any suspicious activity across the enterprise to prevent and minimize cybersecurity attacks;
•Information Security Assessments: Collaborating with internal and external partners to evaluate our data and network security;
•Vulnerability Scanning and Penetration Testing: Engaging third-party service providers to assess internal and external vulnerabilities and potential threats;
•Cyber Risk Register Reviews: Regularly reviewing our internal risk register to remain fully informed and prepared to address potential and identified risks;
•Risk Prioritization: Prioritizing and addressing risks through our dedicated cybersecurity risk management program and cybersecurity council;
•Annual Third-Party SOC Reviews: Ensuring that our financially critical service partners maintain effective internal controls, including access controls, change management, backup, and disaster recovery planning; and
•Tabletop Exercises and Event Simulations: Engaging all employees across the company to build awareness, education, and enhance our cyber response posture and the collective team decision-making processes.

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
Governance
Our Board of Directors has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee regularly receives reports from management, including IT leadership, and third parties on cybersecurity matters. In addition, our full Board of Directors receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates. We periodically engage third-party audit and legal firms with industry-recognized expertise on cybersecurity matters to review specific aspects of our cybersecurity enterprise risk management framework and controls.
IT leadership is responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. This includes the coordination and creation of an Incident Response Policy, Incident Response Team, and Incident Response Plan in the event of a cybersecurity event. The AOB Incident Response policy covers our internal program and guidelines. The incident response team is composed of various stakeholders from all necessary aspects of the business, and the plan includes the steps to follow and communications necessary if/when a cybersecurity event occurs. The individual incident response team members represent expertise in IT, cybersecurity, finance, and operations that has been obtained generally from a combination of education and awareness, including relevant degrees and/or certifications, and work experience. The Director of IT has served in various roles in information technology and information security for 30 years, including serving in technical management and leadership positions in multiple verticals. The Director of IT holds undergraduate and graduate degrees in computer science and has attained several recognized network and security certifications throughout their career. The individual incident response team members are informed by their respective cybersecurity teams regarding the monitoring, prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.
Information regarding cybersecurity risks may be elevated by IT leadership through a variety of channels, including discussions between or among key leaders and our management and reports to the Company’s Board of Directors and/or certain Board committees. When a cybersecurity incident is detected, we conduct an immediate assessment, determine materiality, and take appropriate actions as described above. This process is also followed when we are notified that a supplier has a cybersecurity incident. As noted above, the Audit Committee regularly receives reports on cybersecurity matters from senior IT leadership.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties
The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2025. All the properties listed below are leased. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

Location	Facility

Columbia, Missouri	Corporate Office and Warehouse

Chicopee, Massachusetts	Administrative Office

Shenzhen, Peoples Republic of China	Office

Yangjiang, Peoples Republic of China	Office

Item 3. Legal Proceedings
Information regarding our legal proceedings is discussed in Note 14 to our consolidated financial statements, which is incorporated herein by reference.
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
Holders
On June 24, 2025, there were 223 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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

Performance Graph
The following graph compares the cumulative total stockholder returns for the period from August 25, 2020 (the effective date of the registration of AOUT Common Stock) to April 30, 2025 for (i) our common stock; (ii) the Russell 2000 Index; and (iii) the S&P 500 Index. The graph assumes an investment of $100 on August 25, 2020 (first day of trading activity) through the last trading day of fiscal 2025. The calculation of cumulative stockholder return on the Russell 2000 Index and the S&P 500 Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.
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
Recent Sales of Unregistered Securities
None.

Repurchases of Common Stock
As of April 30, 2025, we had one open authorized share repurchase program. The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2025 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Total first quarter fiscal year 2025	42,017	$9.06	731,434	$6,902
Total second quarter fiscal year 2025	111,480	9.00	842,914	9,571
Total third quarter fiscal year 2025	117,090	10.03	960,004	8,398
February 1, 2025 to February 29, 2025	9,549	16.68	969,553	8,239
March 1, 2025 to March 31, 2025	21,369	13.11	990,922	7,959
April 1, 2025 to April 30, 2025	72,941	10.83	1,063,863	7,169
Total fourth quarter fiscal year 2025	103,859	11.84	1,063,863	7,169
Total year-to-date fiscal year 2025	374,446	$10.11	1,063,863	$7,169
(1)On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. This authorization expired on September 29, 2023. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the years ended April 30, 2025 and 2024, under these authorizations, we repurchased a total of 374,446 and 689,417 shares, respectively, of our common stock for $3.8 million and $6.0 million, respectively, utilizing cash on hand. As of April 30, 2025, we have $7.2 million of available funds to repurchase our common stock under the current authorization.
(2)The average price per share excludes fees paid to acquire the shares.
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
Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2025 and 2024. The comparison of, and changes between, the fiscal years ended April 30, 2024 and 2023 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 27, 2024.
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
Fiscal 2025 Highlights
Our operating results for fiscal 2025 included the following:
•Net sales were $222.3 million, an increase of $21.2 million, or 10.6%, over the prior fiscal year, primarily because of an increase in net sales in our traditional channel.
•Gross margin was 44.6%, an increase of 60 basis points over the prior fiscal year.
•Net loss was $77,000, or ($0.01) per diluted share, compared with a net loss of $12.2 million, or ($0.94) per diluted share, for the prior fiscal year.
•Non-GAAP Adjusted EBITDA was $17.7 million, compared with $9.8 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of Non-GAAP Adjusted EBITDA.
•We repurchased a total of 374,446 shares of our common stock, in the open market, for $3.8 million during fiscal 2025.
Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$222,322	$201,099	$21,223	10.6%
Cost of sales	123,058	112,673	10,385	9.2%
Gross profit	$99,264	$88,426	$10,838	12.3%
% of net sales (gross margin)	44.6%	44.0%

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels	$84,391	$84,313	$78	0.1%
Traditional channels	137,931	116,786	21,145	18.1%
Total net sales	$222,322	$201,099	$21,223	10.6%
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
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic	$207,834	$189,027	$18,807	9.9%
International	14,488	12,072	2,416	20.0%
Total net sales	$222,322	$201,099	$21,223	10.6%
The following table sets forth certain information regarding net sales categories for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports	$95,200	$91,716	$3,484	3.8%
Outdoor lifestyle	127,122	109,383	17,739	16.2%
Total net sales	$222,322	$201,099	$21,223	10.6%
Fiscal 2025 Net Sales Compared with Fiscal 2024
Total net sales increased $21.2 million, or 10.6%, over the prior fiscal year primarily because of an increase in hunting, shooting accessories, meat processing, and fishing product net sales in our domestic channel as well as an increase in shooting accessories product net sales to international retailers.
E-commerce channel net sales increased primarily because of higher hunting and fishing product net sales in our outdoor lifestyle category, partially offset by lower net sales in our shooting sports category.
Net sales in our traditional channels increased $21.1 million, or 18.1%, over the prior fiscal year. During our fourth fiscal quarter, we experienced increased orders resulting in higher shipments of our products to our traditional channel customers. Traditional channel net sales increased primarily because of higher net sales of shooting accessories in our shooting sports category and higher net sales of our hunting, fishing, and meat processing products in our outdoor lifestyle category. In addition, our international net sales increased $2.4 million, or 20.0%, over the prior fiscal year as a result of increased sales in Canada and European countries. We believe a portion of the traditional channel increase was a result of certain customers accelerating orders that we had originally planned to receive in our first fiscal quarter of 2026, which we believe was due to the anticipated increased costs associated with tariffs imposed by the U.S. administration in March and April of 2025.
New products, which we define as any SKU introduced over the prior two fiscal years, represented 21.5% of net sales for fiscal 2025 compared to 23.2% of net sales for fiscal 2024. We have a history of introducing over 200 new SKUs each year.
Our order backlog as of April 30, 2025 was $2.6 million, or $1.4 million lower than at the end of fiscal 2024. Although we generally fulfill the majority of our order backlog, we allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.

Fiscal 2025 Cost of Sales and Gross Profit Compared with Fiscal 2024
Gross margin for fiscal 2025 increased 60 basis points over the prior fiscal year, primarily from higher net sales volumes, partially offset by product and customer mix and higher tariff, freight, and duty expenses from increased inventory purchases earlier in fiscal 2025.
Operating Expenses
The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$7,710	$6,851	$859	12.5%
Selling, marketing, and distribution	55,563	55,050	513	0.9%
General and administrative	36,145	39,022	(2,877)	-7.4%
Total operating expenses	$99,418	$100,923	$(1,505)	-1.5%
% of net sales	44.7%	50.2%
Fiscal 2025 Operating Expenses Compared with Fiscal 2024
Operating expenses in fiscal 2025 decreased $1.5 million from the prior fiscal year. Research and development expenses increased $859,000, primarily from increased depreciation for new product tooling compared to the prior fiscal year. Selling, marketing, and distribution expenses increased $513,000 over the prior fiscal year, primarily because of higher sales volume-related expenses, including higher freight costs and commissions, and higher rent expenses. General and administrative expenses decreased $2.9 million from the prior fiscal year primarily because of $3.4 million of lower acquired intangible amortization and $613,000 of lower legal and advisory fees, partially offset by higher compensation-related expenses.
Operating Loss
The following table sets forth certain information regarding operating loss for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating loss	$(154)	$(12,497)	$12,343	98.8%
% of net sales (operating margin)	—%	-6.2%
Fiscal 2025 Operating Loss Compared with Fiscal 2024
We had a decrease of $12.2 million in operating loss from the prior fiscal year primarily because of increased net sales and lower operating expenses partially offset from an increase in cost of goods sold.
Interest Income/(Expense), Net
The following table sets forth certain information regarding interest income/(expense), net for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Interest income/(expense), net	$60	$39	$21	53.8%
Fiscal 2025 Interest Income/(Expense) Compared with Fiscal 2024
Interest income was $60,000 compared to interest income of $39,000 in the prior fiscal year. We had no borrowings on our revolving line as of April 30, 2025.

Income Taxes
The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax (benefit)	$123	$(70)	$193	275.7%
% of income from operations (effective tax rate)	267.4%	0.6%		266.8%
Fiscal 2025 Income Tax Benefit Compared with Fiscal 2024
We recorded an income tax expense of $123,000 for fiscal 2025 as compared to income tax benefit of $70,000 for fiscal 2024. Fiscal 2024 income tax benefit was primarily because of the impact of refundable state tax credits. The effective tax rates were 267.4% and 0.6% for fiscal 2025 and 2024, respectively.
Net Loss
The following table sets forth certain information regarding net loss and the related per share data for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net loss	$(77)	$(12,248)	$12,171	-99.4%
Net loss per share
Basic	$(0.01)	$(0.94)	$0.93	-98.9%
Diluted	$(0.01)	$(0.94)	$0.93	-98.9%
Fiscal 2025 Net Loss Compared with Fiscal 2024
We had a net loss of $77,000, or ($0.01) per diluted share in fiscal 2025 compared to $12.2 million, or ($0.94) per diluted share in fiscal 2024.
Non-GAAP Financial Measure
We use GAAP net income as our primary financial measure. We use Adjusted EBITDA, which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Adjusted EBITDA is defined as GAAP net income/(loss) before interest, taxes, depreciation, amortization, and stock compensation expense. Our Adjusted EBITDA calculation also excludes certain items we consider non-routine. We believe that Adjusted EBITDA is useful to understanding our operating results and the ongoing performance of our underlying business, as Adjusted EBITDA provides information on our ability to meet our capital expenditure and working capital requirements, and is also an indicator of profitability. We believe this reporting provides additional transparency and comparability to our operating results. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to neutralize our capitalization structure to compare our performance against that of other peer companies using similar measures, especially companies that are private. We also use Adjusted EBITDA to supplement GAAP measures of performance to evaluate our performance in connection with compensation decisions. We believe it is useful to investors and analysts to evaluate this non-GAAP measure on the same basis as we use to evaluate our operating results.
Adjusted EBITDA is a non-GAAP measure and may not be comparable to similar measures reported by other companies. In addition, non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. We address the limitations of non-GAAP measures through the use of various GAAP measures. In the future, we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	For the Years Ended April 30,
	2025	2024
	(Unaudited)
GAAP net loss	$(77)	$(12,248)
Interest (income)	(60)	(39)
Income tax expense/(benefit)	123	(70)
Depreciation and amortization	13,179	16,005
Stock compensation	3,500	4,075
Technology implementation	—	465
Tariff drawback adjustment	—	1,113
Non-recurring inventory reserve adjustment	444	—
Emerging growth status transition costs	458	—
Other	100	468
Non-GAAP Adjusted EBITDA	$17,667	$9,769
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
We had $23.4 million and $29.7 million of cash equivalents on hand as of April 30, 2025 and 2024, respectively.
We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hiring additional employees; funding growth strategies, including any potential acquisitions; and repurchasing our common stock under our existing authorized repurchase programs.
The following table sets forth certain cash flow information for the fiscal years ended April 30, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating activities	$1,359	$24,491	$(23,132)	-94.5%
Investing activities	(3,896)	(5,976)	2,080	-34.8%
Financing activities	(3,738)	(10,767)	7,029	-65.3%
Total cash flow	$(6,275)	$7,748	$(14,023)	-181.0%

Operating Activities
Operating activities represent the principal source of our cash flow.
Cash generated in operating activities was $1.4 million for fiscal 2025 compared to cash generation of $24.5 million for the prior fiscal year. Cash generated in operating activities for fiscal 2025 was primarily impacted from a $12.2 million lower net loss than the prior fiscal year, $4.2 million higher accrued expenses from increased tariff costs, lower prepaid and other current assets of $2.4 million as a result of lower deposits on inventory, and $1.7 million of increased accrued payroll and incentives because of higher compensation-related accruals, partially offset by an increase in accounts receivable of $13.6 million as a result of timing of customer shipments as we believe certain customers accelerated orders into our fourth fiscal quarter, which we believe was due to increased costs associated with tariffs imposed by the U.S. administration. In addition, we increased our inventory by $11.4 million to plan for new product introductions that will be released in our next fiscal year and increased inbound freight associated with heightened tariff costs.
We expect our inventory balance to increase in our first quarter of fiscal 2026 because of increased inventory purchases to support the fall hunting and winter holiday shopping seasons as well as inventory for new products that we expect to launch later in the year. In addition, we believe our inventory balances will increase as a result of the impact of additional tariffs imposed by the U.S. administration.
Investing Activities
Cash used in investing activities was $3.9 million for fiscal 2025 compared with cash usage of $6.0 million for the prior fiscal year. The decrease in cash used in investing activities is because of the lease assignment in the prior fiscal year, as mentioned below, that required additional racking and equipment in our warehouse in fiscal 2024.
Financing Activities
Cash used in financing activities was $3.7 million in fiscal 2025 compared with cash used in financing activities of $10.8 million in the prior fiscal year. Cash used in financing activities in fiscal 2025 was because of $3.8 million of payments to repurchase our common stock under our authorized stock repurchase program. Cash used in financing activities in fiscal 2024 was because of $5.0 million of payments on our revolving line of credit and $6.0 million of payments to repurchase our common stock under our authorized stock repurchase program.
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
The Lease covers approximately 632,000 square feet of building and surrounding property located at 1800 North Route Z, Columbia, Missouri. We lease the entire building and the Lease provides us with an option to expand the Building by up to 491,000 additional square feet. The terms of the Lease are consistent with the sublease agreement that we formerly had with our former parent company. The Lease term ends on November 26, 2038 and, pursuant to the Assignment Agreement, does not provide for an extension of the term of the Lease. We will receive tax and other incentives from federal, state, and local governmental authorities previously received by our former parent. Our former parent will guarantee the Lease through the end of the term. During fiscal year ended April 30, 2024, we recorded a right-of-use asset and lease liability of $10.6 million for the additional space provided under the Assignment Agreement.
Inflation
We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors, such as increased interest rates, tariffs, and increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Although we do not believe that inflation had a material impact on us during fiscal 2025, increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.

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
We determined in a prior fiscal period that it was more likely than not that the benefit from our net deferred tax assets will not be realized and accordingly we established a full valuation allowance recorded as an increase to income tax expense. In the current fiscal year, we continued to maintain a full valuation allowance based on the assessment that it is more likely than not that the benefit from our net deferred tax assets will not be realized. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.
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
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2025 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest on debt	$184	$96	$88	$—	$—
Operating lease obligations	49,771	3,379	10,359	7,106	28,927
Purchase obligations	30,131	30,131	—	—	—
Total obligations	$80,086	$33,606	$10,447	$7,106	$28,927
As of April 30, 2025, we had no borrowings outstanding on our revolving line of credit. We are required to make interest payments for the unused portion of our revolving line of credit in accordance with the financing arrangement. Future unused loan fee obligations are not included above, which could accumulate up to approximately $185,000 per year, under certain circumstances, until the maturity date in fiscal 2027.
Interest on debt is based on outstanding debt as of April 30, 2025, and includes debt issuance costs to be amortized over the life of the financing arrangement.
Operating lease obligations represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included above. See Note 4, Leases, for additional information.
Purchase obligations represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2025 related to inventory purchases. Other obligations, included in our purchase obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as operating expenses, (ii) capital spending, and (iii) advertising.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $75.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or SOFR, as applicable, plus the applicable margin. As of April 30, 2025, we had no borrowings outstanding under the revolving line of credit.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of April 30, 2025.
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
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended April 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the sections titled "Board of Directors," "Delinquent Section 16(a) Reports," and "Corporate Governance" in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the sections titled "Executive Compensation" and "Corporate Governance" in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the sections titled “Audit Fees and Audit-Related Fees” and “Audit Committee Pre-Approval Policies” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

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
The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

3.1(a)		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2(b)		Certificate of Amended and Restated Certificate of Incorporation	8-K	3.1	12/2/2024

3.2		Fourth Amended and Restated Bylaws	8-K	3.2	12/02/2024

4.2		Description of Securities	10-K	4.2	6/27/2024

10.1	*	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.1	4/16/2024

10.2	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.2	4/16/2024

10.3	*	Assignment and Assumption of Lease Agreement, dated as of January 31, 2023, by and between Smith & Wesson Sales Company (f/k/a Smith & Wesson Corp.) and the Registrant, and consented to by Smith & Wesson Brands, Inc.	8-K	10.1	2/1/2023

10.4	*	Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.	8-K	10.1	1/4/2024

10.5	*	First Amendment to Lease Agreement, dated October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation	8-K	10.2	1/4/2024

10.6	*	Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.), and American Outdoor Brands Corporation	8-K	10.3	1/4/2024

10.7	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.8	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.9	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.1	8/26/2020

10.10	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.11	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.12	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.13	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.14		Form of Indemnification Agreement	8-K	10.15	8/26/2020

10.15		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

10.16		Amendment No. 1 to Loan and Security Agreement, dated as of March 25, 2022, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/28/2022

19.1		Inside Information and Insider Trading Policy of American Outdoor Brands, Inc.	10-K	19.1	6/27/2024

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

97.1		Clawback Policy of American Outdoor Brands, Inc.	10-K	97.1	6/27/2024

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________________
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
Date: June 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President, Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2025
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	June 26, 2025
H. Andrew Fulmer

/s/ Barry M. Monheit	Chairman of the Board	June 26, 2025
Barry M. Monheit

/s/ Bradley T. Favreau	Director	June 26, 2025
Bradley T. Favreau

/s/ Mary E. Gallagher	Director	June 26, 2025
Mary E. Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	June 26, 2025
Gregory J. Gluchowski, Jr.

/s/ Luis G. Marconi	Director	June 26, 2025
Luis G. Marconi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Outdoor Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Hartford, Connecticut
June 26, 2025

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2025	April 30, 2024
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,423	$29,698
Accounts receivable, net of allowance for credit losses of $159 on April 30, 2025 and $133 on April 30, 2024	39,337	25,728
Inventories	104,717	93,315
Prepaid expenses and other current assets	3,970	6,410
Income tax receivable	143	223
Total current assets	171,590	155,374
Property, plant, and equipment, net	11,231	11,038
Intangible assets, net	31,411	40,217
Right-of-use assets	31,896	33,564
Other assets	227	404
Total assets	$246,355	$240,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,717	$14,198
Accrued expenses	13,872	9,687
Accrued payroll and incentives	5,871	4,167
Lease liabilities, current	1,336	1,331
Total current liabilities	36,796	29,383
Lease liabilities, net of current portion	31,949	33,289
Total liabilities	68,745	62,672
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on April 30, 2025 and 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,974,217 shares issued and 12,696,356 shares outstanding on April 30, 2025 and 14,701,280 shares issued and 12,797,865 shares outstanding on April 30, 2024	15	15
Additional paid in capital	280,711	277,107
Retained deficit	(74,700)	(74,623)
Treasury stock, at cost (2,277,861 shares on April 30, 2025 and 1,903,415 shares on April 30, 2024)	(28,416)	(24,574)
Total equity	177,610	177,925
Total liabilities and equity	$246,355	$240,597
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended April 30,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$222,322	$201,099	$191,209
Cost of sales	123,058	112,673	103,145
Gross profit	99,264	88,426	88,064
Operating expenses:
Research and development	7,710	6,851	6,361
Selling, marketing, and distribution	55,563	55,050	51,791
General and administrative	36,145	39,022	42,612
Total operating expenses	99,418	100,923	100,764
Operating loss	(154)	(12,497)	(12,700)
Other income/(expense), net:
Other income, net	140	140	1,188
Interest income/(expense), net	60	39	(761)
Total other income/(expense), net	200	179	427
Income/(loss) from operations before income taxes	46	(12,318)	(12,273)
Income tax expense/(benefit)	123	(70)	(249)
Net loss	$(77)	$(12,248)	$(12,024)
Net loss per share:
Basic and diluted	$(0.01)	$(0.94)	$(0.90)
Weighted average number of common shares outstanding:
Basic and diluted	12,806	12,967	13,372
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital		Treasury Stock
	Shares	Amount		Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2022	14,240	$14	$268,393	$(50,351)	837	$(15,025)	$203,031
Net loss	—	—	—	(12,024)	—	—	(12,024)
Stock-based compensation	—	—	4,050	—	—	—	4,050
Shares issued under employee stock purchase plan	90	—	656	—		—	656
Issuance of common stock under restricted stock unit awards, net of tax	117	—	(315)	—	—	—	(315)
Repurchase of treasury stock	—	—	—	—	377	(3,534)	(3,534)
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(12,248)	—	—	(12,248)
Stock-based compensation	—	—	4,075	—	—	—	4,075
Shares issued under employee stock purchase plan	92	—	671	—	—	—	671
Issuance of common stock under restricted stock unit awards, net of tax	162	1	(423)	—	—	—	(422)
Repurchase of treasury stock	—	—	—	—	689	(6,015)	(6,015)
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net loss	—	—	—	(77)	—	—	(77)
Stock-based compensation	—	—	3,500	—	—	—	3,500
Shares issued under employee stock purchase plan	86	—	628	—	—	—	628
Issuance of common stock under restricted stock unit awards, net of tax	187	—	(524)	—	—	—	(524)
Repurchase of treasury stock	—	—	—	—	375	(3,842)	(3,842)
Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(77)	$(12,248)	$(12,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,275	16,101	16,511
Loss on sale/disposition of assets	15	7	94
Provision for credit losses on accounts receivable	26	8	(11)
Stock-based compensation expense	3,500	4,075	4,050
Changes in operating assets and liabilities:
Accounts receivable	(13,635)	1,110	2,044
Inventories	(11,402)	6,419	21,949
Prepaid expenses and other current assets	2,440	1,429	652
Income tax receivable	80	1,028	(20)
Accounts payable	834	2,873	(1,308)
Accrued payroll and incentives	1,704	2,354	(1,973)
Right of use assets	1,668	1,335	1,645
Accrued expenses	4,185	946	888
Other assets	81	137	76
Lease liabilities	(1,335)	(1,049)	(1,870)
Other non-current liabilities	—	(34)	3
Net cash provided by operating activities	1,359	24,491	30,706
Cash flows from investing activities:
Payments to acquire patents and software	(743)	(1,340)	(3,555)
Proceeds from sale of property and equipment	—	131	30
Payments to acquire property and equipment	(3,153)	(4,767)	(1,301)
Net cash used in investing activities	(3,896)	(5,976)	(4,826)
Cash flows from financing activities:
Proceeds from loans and notes payable	7,000	—	—
Payments on notes and loans payable	(7,000)	(5,000)	(20,170)
Payments to acquire treasury stock	(3,842)	(6,015)	(3,534)
Cash paid for debt issuance costs	—	—	(88)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	628	671	656
Payment of employee withholding tax related to restricted stock units	(524)	(423)	(315)
Net cash used in financing activities	(3,738)	(10,767)	(23,451)
Net (decrease)/increase in cash and cash equivalents	(6,275)	7,748	2,429
Cash and cash equivalents, beginning of period	29,698	21,950	19,521
Cash and cash equivalents, end of period	$23,423	$29,698	$21,950
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$291	$307	$761
Income taxes (net of refunds)	$100	$(978)	$(73)

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
The accompanying notes are an integral part of these consolidated financial statements.
Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2025	2024	2023
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$685	$192	$411
Changes in right of use assets for operating lease obligations	—	10,701	1,959
Changes in lease liabilities for operating lease obligations	—	10,701	1,959
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
American Outdoor Brands, Inc. and its wholly owned Subsidiaries (our "company," "we," "us," or "our") is a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, meat processing, outdoor cooking, camping, shooting, and personal security and defense products for rugged outdoor enthusiasts. We conceive, design, source, and sell our outdoor lifestyle products, including premium sportsman knives and tools for fishing and hunting; land management tools for hunting preparedness; products used while hunting; meat processing equipment; outdoor cooking products; and camping, survival, and emergency preparedness products. We conceive, design, produce or source, and sell our shooting sports accessories, such as rests, vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies. We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.
We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, or Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, ust, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, and Performance Center by Smith & Wesson. In focusing on the growth of our brands, we organize our product development, customer service, and marketing teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.
•Our Adventurer brands include products that help enhance consumers’ fishing, outdoor cooking, and camping experiences.
•Our Harvester brands focus on the activities hunters typically engage in, including the activities to prepare for the hunt, the hunt itself, and the activities that follow a hunt, such as meat processing.
•Our Marksman brands address product needs arising from consumer activities that take place primarily at the shooting range and where firearms are cleaned, maintained, and worked on.
•Our Defender brands focus on protection and include products that are used by consumers in situations that require self-defense, for training, and for securing high value or high consequence possessions.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, including AOB Products Company, or AOBPC, BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or ust, and AOB Consulting (Shenzhen), Co., LTD. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the balance sheets and statements of equity as of April 30, 2025 and 2024, and the statements of operations and cash flows at April 30, 2025, 2024, and 2023, have been included. All intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2025, all of our accounts exceeded federally insured limits.
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
In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2025, 2024, and 2023, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other (expense)/income, net on our consolidated statements of operations.
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
Valuation of Goodwill and Long-lived Assets
As of April 30, 2025 and 2024, we had no goodwill recorded on our consolidated balance sheet. In the instance we have recorded goodwill, we test goodwill for impairment, in accordance with ASC 350, Intangibles Goodwill and Other, on an annual basis on February 1 and between annual tests if indicators of potential impairment exist.
We have reviewed the provisions of Accounting Standards Codification, or ASC, 350-20, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 350-20, we have determined that we have one operating unit.
We have significant long-lived assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived assets are property, plant, and equipment; right-of-use assets; developed technology; customer relationships; patents; trademarks; and trade names, which is our long lived asset group. Our long-lived assets are primarily located in the United States with some tooling and equipment located in Asia. We amortize all finite-lived assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of assets by a risk-adjusted, discounted cash flow approach.
We evaluate the recoverability of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the asset group, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. Based on the results of this evaluation, on an undiscounted cash flow basis, there were no indications of impairment of our long-lived asset group in fiscal 2025, 2024, or 2023.
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
In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive a free good or subscription service based upon their purchase of our products, which we have identified as a material right. The fulfillment of these free goods is our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize revenue on a straight-line basis over the term of the contract, as the customer simultaneously receives and consumes the benefits of the service throughout the period. The net change in contract liabilities for a given period is reported as an increase or decrease to sales. During the year ended April 30, 2025, 2024, and 2023, we recorded an immaterial amount of service revenue and deferred revenue to satisfy certain performance obligations.
Disaggregation of Revenue
The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
e-commerce channels	$84,391	$84,313	$78	0.1%	$87,219
Traditional channels	137,931	116,786	21,145	18.1%	103,990
Total net sales	$222,322	$201,099	$21,223	10.6%	$191,209

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
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Domestic	$207,834	$189,027	$18,807	9.9%	$182,299
International	14,488	12,072	2,416	20.0%	8,910
Total net sales	$222,322	$201,099	$21,223	10.6%	$191,209
The following table sets forth the breakdown of international net sales included in the above table by region. Our international sales accounted for approximately 7%, 6%, and 5% of total net sales for the fiscal years ended April 30, 2025, 2024, and 2023, respectively (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Canada	$6,282	$5,111	$1,171	22.9%	$4,091
Europe	5,394	4,337	1,057	24.4%	2,936
All others international	2,812	2,624	188	7.2%	1,883
Total international net sales	$14,488	$12,072	$2,416	20.0%	$8,910
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the fiscal years ended April 30, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	$ Change	% Change	2023
Shooting sports	$95,200	$91,716	$3,484	3.8%	$88,885
Outdoor lifestyle	127,122	109,383	17,739	16.2%	102,324
Total net sales	$222,322	$201,099	$21,223	10.6%	$191,209
Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, camping, meat processing, rugged outdoor activities, and outdoor cooking.
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $10.9 million, $11.1 million, and $11.9 million in fiscal 2025, 2024, and 2023, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.
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
The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

	April 30, 2025	April 30, 2024	April 30, 2023
Beginning balance	$1,243	966	786
Warranties issued and adjustments to provisions	1,853	1,569	1,419
Warranty claims	(1,704)	(1,292)	(1,239)
Ending balance	$1,392	1,243	966
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
Earnings/(Loss) Per Share
We calculate basic and diluted earnings/(loss) per share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented, giving effect to all potentially dilutive stock awards that are outstanding, if their effect is dilutive.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of our basic and diluted earnings per share attributed to common stockholders for the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands, except per share amounts):

	For the Years Ended April 30,
	2025			2024			2023
	Net Loss		Per Share Amount	Net Loss		Per Share Amount	Net Income		Per Share Amount
		Shares			Shares			Shares
Basic loss	$(77)	12,806	$(0.01)	$(12,248)	12,967	$(0.94)	$(12,024)	13,372	$(0.90)
Effect of dilutive stock awards	—	—	—	—	—	—	—	—	—
Diluted loss	$(77)	12,806	$(0.01)	$(12,248)	12,967	$(0.94)	$(12,024)	13,372	$(0.90)
Due to the loss from operations for the fiscal years ended April 30, 2025, 2024, and 2023, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Had there been income from operations for the fiscal years ended April 30, 2025, 2024, and 2023, all of our performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, further described in Note 12 - Equity, would have been included in the computation of diluted earnings per share and could potentially dilute earnings per share in the future.
Stock-Based Compensation
Our stock-based compensation awards consist of stock options, PSUs, and RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period using the simplified method in accordance with SAB 107 and ASC 718 as we believe the simplified method is the best method to calculate our stock compensation expense. In addition, we estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. The awards granted generally vest annually in three or four-year tranches for our executive officers and employees and vest in monthly tranches for our directors, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated statements of operations. See Note 11 – Equity for additional information.
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
For the fiscal year ended April 30, 2025, 2024, and 2023, respectively, one of our customers accounted for more than 10% of our net sales, accounting for $45.0 million, or 20.3%, $44.3 million, or 22.1%, and $48.4 million, or 25.4%, of our fiscal 2025, 2024, and 2023 net sales, respectively.
As of April 30, 2025, we had three customers that exceeded 10% or more of our accounts receivable, accounting for $5.8 million, or 14.6%; $5.2 million, or 13.1%; $4.4 million, or 11.1%, of our fiscal 2025 accounts receivable. As of April 30, 2024, we had one customer exceed 10% or more of our accounts receivable, accounting for $7.0 million, or 27.3%, of our fiscal 2024 accounts receivable. We are not aware of any issues with respect to relationships with any of our top customers.
We source a majority of our purchased finished goods from Asia. As of April 30, 2025, we had three inventory suppliers that exceeded 10% or more of our total inventory purchases. As of April 30, 2024, we had two inventory supplier that exceeded 10% or more of our total inventory purchases. We have alternative options at our discretion that would mitigate a concentration risk in the future related to our inventory suppliers.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. During the year ended April 30, 2025, we adopted ASU 2023-07. We don't believe our adoption of ASU 2023-07 had a material impact on our consolidated financial statements and disclosures, however, we updated note 15 - Segment Reporting to disclose that our CODM uses consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits and cash flows into our business, repurchase our stock, pursue acquisitions, or make any other capital management decisions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. Significant segment level expense information provided to the CODM is consistent with our consolidated statements of operations, as presented on the accompanying consolidated statements of operations. on our consolidated financial statements and disclosures.
Recently Issued Accounting Standards
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

3. Leases
We lease real estate, as well as other equipment, under non-cancelable operating lease agreements. We recognize expenses under our operating lease assets and liabilities at the commencement date based on the present value of lease payments over the lease terms. Our leases do not provide an implicit interest rate. We use our incremental borrowing rate consistent with our revolving line of credit and based on the information available at the lease commencement date in determining the discount rate for the present value of lease payments. Our lease agreements do not require material variable lease payments, residual value guarantees, or restrictive covenants. For operating leases, we recognize expense on a straight-line basis over the lease term. We record tenant improvement allowances as an offsetting adjustment included in our calculation of the respective right-of-use asset. The vast majority of our leases are for property located in the United States.
Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts of assets and liabilities related to our operating leases as of April 30, 2025 and 2024 are as follows (in thousands):

	April 30, 2025	April 30, 2024
Operating Leases
Right-of-use assets	$37,474	$37,540
Accumulated amortization	(5,578)	(3,976)
Right-of-use assets, net	$31,896	$33,564

Lease liabilities, current portion	$1,336	$1331
Lease liabilities, net of current portion	31,949	33,289
Total operating lease liabilities	$33,284	$34,620
During the fiscal year ended April 30, 2025, we recorded $4.1 million of operating lease costs, of which $386,000 related to short-term leases. During the fiscal year ended April 30, 2024, we recorded $3.6 million of operating lease costs, of which $22,000 related to short-term leases. During the fiscal year ended April 30, 2023, we recorded $4.0 million of operating lease costs, of which $132,000 related to short-term leases. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases was 13.5 years and 5.4%, respectively. As of April 30, 2024, our weighted average lease term and weighted average discount rate for our operating leases was 14.6 years and 6.0%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the sublease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039.
During the fiscal year ended April 30, 2024, we amended the existing operating lease for our corporate office and warehouse facility in Columbia, Missouri to expand our usable square footage in our warehouse. The term of the lease remains unchanged, through fiscal 2039. During the fiscal year ended April 30, 2024, we recorded a right-of-use asset and lease liability of $1.9 million.
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future lease payments for all our operating leases as of April 30, 2025, and for succeeding fiscal years, are as follows (in thousands):

Operating
2026	$3,379
2027	3,399
2028	3,450
2029	3,510
2030	3,572
Thereafter	32,461
Total future lease payments	49,771
Less amounts representing interest	(16,487)
Present value of lease payments	33,284
Less current maturities of lease liabilities	(1,336)
Long-term maturities of lease liabilities	$31,949
During the fiscal year ended April 30, 2025, the cash paid for amounts included in the measurement of the liabilities was $1.3 million and included in our operating cash flows. During the fiscal year ended April 30, 2024, the cash paid for amounts included in the measurement of the liabilities was $1.0 million and included in our operating cash flows.
4. Inventory
The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Finished goods	$96,105	$83,879
Finished parts	2,680	2,402
Work in process	306	75
Raw material	5,626	6,959
Total inventories	$104,717	$93,315
Certain of our suppliers in Asia require deposits to procure our inventory products prior to beginning the manufacturing process. These deposits on our inventory varies by supplier and range from 30% to 100%. For the fiscal years ended April 30, 2025 and 2024, we have recorded $691,000 and $4.3 million, respectively, in prepaid expenses and other current assets on our consolidated balance sheet.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property, Plant, and Equipment
The following table summarizes property, plant, and equipment as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Machinery and equipment	$24,087	$20,852
Computer and other equipment	2,228	1,988
Leasehold improvements	1,753	762
	28,068	23,602
Less: Accumulated depreciation and amortization	(16,962)	(13,599)
	11,106	10,003
Construction in progress	125	1,035
Total property, plant, and equipment, net	$11,231	$11,038
Depreciation expense for the fiscal years ended April 30, 2025, 2024, and 2023 was $3.5 million, $3.0 million, and $2.7 million, respectively. As of April 30, 2025 6.4 million of our net property, plant, and equipment was located in the United States and 4.8 million was located in Asia.
The following table summarizes depreciation and amortization expense, which includes amortization of intangibles, by line item for the fiscal years ended April 30, 2025, 2024, and 2023 (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Cost of sales	$1,031	$1,313	$1,429
Research and development	1,123	615	415
Selling, marketing, and distribution	1,225	836	362
General and administrative (a)	9,896	13,337	14,305
Total depreciation and amortization	$13,275	$16,101	$16,511
_____________________________________________________________________
(a)General and administrative expenses included $8.5 million, $12.8 million, and $13.6 million of amortization for the fiscal years ended April 30, 2025, 2024, and 2023, respectively, which were recorded as a result of our acquisitions.
6. Intangible Assets
The following table summarizes intangible assets as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025			April 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$89,980	$(82,623)	$7,357	$89,980	$(78,877)	$11,103
Developed software and technology	28,155	(22,238)	5,917	27,762	(20,250)	7,512
Patents, trademarks, and trade names	70,060	(53,966)	16,094	69,497	(50,046)	19,451
	188,195	(158,826)	29,368	187,239	(149,173)	38,066
Patents and software in development	1,612	—	1,612	1,721	—	1,721
Total definite-lived intangible assets	189,807	(158,826)	30,981	188,960	(149,173)	39,787
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$190,237	$(158,826)	$31,411	$189,390	$(149,173)	$40,217
We amortize definite-lived intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade na

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mes. Amortization expense amounted to $9.8 million, $13.1 million, and $13.7 million for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.
The following table represents future expected amortization expense as of April 30, 2025 (in thousands):

Fiscal	Amount
2026	$8,481
2027	6,093
2028	4,645
2029	2,975
2030	2,336
Thereafter	4,838
Total	$29,368
We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2025, 2024, and 2023, respectively.
7. Accrued Expenses
The following table sets forth other accrued expenses as of April 30, 2025 and 2024 (in thousands):

	April 30, 2025	April 30, 2024
Accrued freight, tariff, and duty	$6,379	$2,829
Accrued sales allowances	1,865	1,891
Accrued warranty	1,392	1,243
Accrued commissions	1,694	1,191
Accrued professional fees	1,065	1,049
Accrued employee benefits	362	499
Accrued taxes other than income	563	525
Accrued other	553	459
Total accrued expenses	$13,872	$9,687
8. Debt
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
As of April 30, 2025, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings on the revolving line of credit, the interest rate would have been 5.91% at April 30, 2025, equal to SOFR plus the applicable margin. As of April 30, 2024, we had no borrowings outstanding on the revolving line of credit. During the year ended April 30, 2025, we bor

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rowed $7.0 million on our revolving line of credit for general business purposes. Also, during the year ended April 30, 2025, we paid, in full, the $7.0 million of borrowings utilizing cash on hand.
As of April 30, 2025 and 2024, we had executed irrevocable standby letters of credit totaling $1.7 and $3.3 million, respectively, to collateralize duty drawback bonds. During the fiscal years ended April 30, 2025 and 2024, no amounts have been drawn on the letter of credit.
9. Fair Value Measurement
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
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, as of April 30, 2025 and 2024 which would be the maximum amount of loss subject to credit risk are as follows:

	April 30, 2025	April 30, 2024
Cash and cash equivalents	$23,423	$29,698

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•quoted prices for identical or similar assets or liabilities in non-active markets (such as corporate and municipal bonds which trade infrequently);
•inputs other than quoted prices that are observable for substantially the full term of the asset or liability (such as interest rate and currency swaps); and
•inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as certain securities and derivatives).
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.
We do not have any Level 3 financial assets or liabilities as of April 30, 2025 and 2024.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Self-Insurance Reserves
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
The following table summarizes the activity related to self-insurance reserves in the fiscal years ended April 30, 2025 and 2024 (in thousands):

	For the years ended April 30,
	2025	2024
Beginning balance	$359	$396
Additional provisions charged to expense	2,365	2,525
Payments	(2,403)	(2,562)
Ending balance	$321	$359
11. Equity
Treasury Stock
On September 30, 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 29, 2023. This authorization expired on September 29, 2023. On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, executable through September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the years ended April 30, 2025 and 2024, under these authorizations, we repurchased a total of 374,446 and 689,417 shares, respectively, of our common stock for $3.8 million and $6.0 million, respectively, utilizing cash on hand. As of April 30, 2025, we have $7.2 million of available funds to repurchase our common stock under the current authorization.
Incentive Stock and Employee Stock Purchase Plans
We have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors. Our 2020 Incentive Compensation Plan authorizes the issuance of awards covering up to 1,397,510 shares of newly issued common stock, plus the lesser of (i) 2% of the number of shares outstanding as of the end of each of our fiscal years or (ii) such lesser number of shares as the Compensation Committee may determine. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units, or RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our Board of Directors, or a committee established by our Board of Directors, administers the plan, selects recipients to whom awards are granted, and determines the grants to be awarded. Stock options granted under the plan are exercisable at a price determined by our Board of Directors or a committee thereof at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the plan are generally nontransferable and subject to forfeiture.
Unless terminated earlier by our Board of Directors, our 2020 Incentive Compensation Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of our 2020 Incentive Compensation Plan, or (2) such time as 0 shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our Board of Directors or a committee thereof authorizes the granting of such award.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Except in specific circumstances, grants generally vest over a period of three or four years for our executive officers and employees and vest monthly for our directors. We have not granted any stock options, however, grants of stock options are exercisable for a period of 10 years. Our 2020 Incentive Compensation Plan also permits the grant of awards to non-employees.
We recognized $3.5 million, $4.1 million, and $4.1 million, respectively, of stock-based compensation expense for the fiscal years ended April 30, 2025, 2024, and 2023.
We grant RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of four years with one-fourth of the units vesting on each anniversary of the grant date. RSU grants to directors generally vest over a 12 month period with one-twelve of the units vesting on each monthly anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period. Awards that do not vest are forfeited.
We grant performance stock units, or PSUs, to our executive officers and certain other employees from time to time. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the years ended April 30,
	2025	2024	2023
Grant date fair market value
American Outdoor Brands, Inc.	$7.89	$8.79	$12.70
Russell 2000 Index	$1,980.23	$1,769.21	$1,882.91
Volatility (a)
American Outdoor Brands, Inc.	48.15%	45.53%	49.04%
Russell 2000 Index	22.98%	27.08%	31.75%
Correlation coefficient (b)	0.36	0.48	0.50
Risk-free interest rate (c)	4.73%	3.81%	2.91%
Dividend yield (d)	0%	0%	0%
_____________________________________________________________________
(a)Expected volatility is calculated based on a peer group over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)We do not expect to pay dividends in the foreseeable future.
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
During the fiscal year ended April 30, 2025, we granted an aggregate 278,764 service based RSUs, including 98,412 RSUs to executive officers and 180,352 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 98,412 PSUs to our executive officers during fiscal 2025, which have a maximum aggregate award value of 152,502 shares. During the fiscal year ended April 30, 2025, 23,987 PSUs were cancelled, at target, as a result of the performance condition not being met, and 26,270 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the fiscal year ended April 30, 2025, we delivered common stock to our employees, including our executive officers and directors with a total market value of $2.2 million.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fiscal year ended April 30, 2024, we granted an aggregate of 319,847 service based RSUs, including 103,475 RSUs to executive officers and 216,372 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 76,251 PSUs to our executive officers during fiscal 2024, which have a maximum aggregate award value of 152,502 shares. In addition, in connection with a 2019 grant, we vested 94,354 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling — shares to certain of our executive officers and employees of our former parent. During the fiscal year ended April 30, 2024, we cancelled 25,594 RSUs as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2024, we delivered common stock to our employees, including executive officers and directors, with a total market value of $1.6 million.
During the fiscal year ended April 30, 2023, we granted an aggregate of 311,676 service based RSUs, including 52,277 RSUs to executive officers and 259,399 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 52,277 PSUs to our executive officers during fiscal 2023, which have a maximum aggregate award value of 104,554 shares. In addition, in connection with a 2018 grant, we vested 7,200 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 14,400 shares to certain of our executive officers and employees of our former parent that were granted as part of the Separation. During the fiscal year ended April 30, 2023, we cancelled 14,390 RSUs, and — PSUs, as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2023, we delivered common stock to our employees, including executive officers and directors, with a total market value of $1.5 million.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal years ended April 30, 2025, 2024, and 2023 is as follows:

	For the years ended April 30,
	2025		2024		2023
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	624,093	$11.27	560,579	$13.36	349,774	$15.93
Awarded	377,176	8.40	396,098	8.69	371,153	10.68
Vested	(250,059)	10.43	(212,636)	11.31	(145,958)	12.62
Forfeited	(50,257)	19.19	(119,948)	12.46	(14,390)	14.20
RSUs and PSUs outstanding, end of period	700,953	$9.48	624,093	$11.27	560,579	$13.36
As of April 30, 2025, there was $1.8 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.1 years.
We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees, plus the lesser of (i) 1% of the number of shares of our common stock outstanding as of the end of each of our fiscal years or (ii) such number of shares as determined by our Board of Directors or a Board committee designated by our Board of Directors. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion,

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal years ended April 30, 2025 and 2024, 85,606 shares and 91,940 shares, respectively, were purchased by our employees under our ESPP.
We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.
The following assumptions were used in valuing ESPP purchases under our ESPP during the years ended April 30, 2025, 2024, and 2023:

	For the years ended April 30,
	2025	2024	2023
Risk-free interest rate	4.23%	5.46% - 5.53%	3.97% - 4.01%
Expected term	6 months	6 months - 12 months	6 months- 12 months
Expected volatility	60.70%	43.2% - 48.9%	51.9% - 58.4%
Dividend yield	0%	0%	0%
The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).
12. Employer Sponsored Benefit Plans
Contributory Defined Investment Plan — Our employees participate in a contributory defined investment plan, subject to service requirements. Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $546,000, $438,000, and $500,000 for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.
Non-Contributory Profit-Sharing Plan — Our employees participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. We did not contribute to the plan for the fiscal years 2025, 2024, or 2023. Contributions are funded after the fiscal year-end.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Income Taxes
Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Current:
Federal (a)	$48	$5	$(126)
State (b)	64	(79)	(123)
Foreign	11	4	—
Total current	123	(70)	(249)
Deferred:
Deferred federal	—	—	—
Deferred state	—	—	—
Total deferred	—	—	—
Total income tax expense/(benefit)	$123	$(70)	$(249)
The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated financial statements (in thousands):

	For the Years Ended April 30,
	2025	2024	2023
Federal income taxes expected at the statutory rate (c)	$10	$(2,587)	$(2,577)
State income taxes, less federal income tax benefit	14	(132)	(303)
Stock compensation	249	436	96
Research and development tax credit	(149)	(203)	(200)
Change in deferred tax valuation allowance	(192)	2,257	2,600
Other	191	159	135
Total income tax expense/(benefit)	$123	$(70)	$(249)
_____________________________________________________________________
(a)Federal current expense is net of $875,000 tax benefit of operating loss carryforwards.
(b)State current expense is net of $95,000 tax benefit of operating loss carryforwards.
(c)We had a federal statutory rate of 21% in fiscal 2025, 2024, and 2023.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2025	April 30, 2024
Non-current tax assets (liabilities):
Inventories	$1,321	$1,100
Accrued expenses, including compensation	2,261	1,589
Workers' compensation	13	10
Warranty reserve	322	286
Stock-based compensation	991	1,066
State bonus depreciation	56	110
Property, plant, and equipment	(1,974)	(2,619)
Intangible assets	11,059	11,777
Right-of Use assets	(7,401)	(7,740)
Right-of Use lease liabilities	7,724	7,985
Capitalized R&D	2,649	2,136
Other	(182)	(83)
Loss and credit carryforwards	2,267	3,681
Less valuation allowance	(19,106)	(19,298)
Net deferred tax asset/(liability) — total	$—	$—
As of April 30, 2025, federal and state net operating loss, or NOL, carryforwards were $7.7 million and $5.4 million, respectively, and $382,000 of federal research & development tax credits. The tax-effected deferred tax assets recorded for federal and state NOL carryforwards were $1.6 million and $278,000, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely. The federal research and development credits of $382,000, which, if unused, will expire between April 30, 2043 and 2044. State NOL carryforwards of $4.5 million, which, if unused, will expire in years April 30, 2033 through April 30, 2044. The remaining $900,000 of the state NOL carryforwards may also be carried forward indefinitely.
As of April 30, 2025, we continued to maintain a full valuation allowance of $19.1 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. As of April 30, 2024, we maintained a full valuation allowance of $19.3 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered.
The income tax provisions (benefit) represent effective tax rates of 267.4%, 0.6%, and 2.0% for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.
U.S. income taxes have not been provided on $400,000 of undistributed earnings of our foreign subsidiary since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.
As of April 30, 2025 and 2024, we did not have any gross tax-effected unrecognized tax benefits.
With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2021. On March 7, 2023, the Internal Revenue Service (“IRS”) initiated an examination of our Federal income tax return filed for the tax period ended April 30, 2022. On January 10, 2024, we were notified from the IRS that they had concluded their examination. As a result of their examination procedures, our tax liability was unchanged for the tax period under examination, and there was no impact to our consolidated financial statements.

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
For the fiscal years ended April 30, 2025, 2024, and 2023, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.
Contracts
Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.
Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.
Leases
The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Yangjiang, China	July 15, 2025
Shenzhen, China	August 31, 2025
Chicopee, Massachusetts	May 30, 2030
Phoenix, Arizona	June 30, 2026
Columbia, Missouri	November 26, 2038
Other Commitments
As of April 30, 2025, we have known purchase commitments of $30.1 million, which represent binding commitments to purchase raw materials, contract production, and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at April 30, 2025 related to inventory purchases and will be payable within one year. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending, and (iii) advertising.
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Segment Reporting
We have evaluated our operations under ASC 280-10-50-1 – Segment Reporting and have concluded that we are operating as one segment based on several key factors, including the reporting and review process used by the chief operating decision maker, or CODM, who reviews only consolidated financial information and makes decisions to allocate resources based on those financial statements. Our CODM is our Chief Executive Officer.
We analyze revenue streams in various ways, including customer group, brands, product categories, and customer channels. See also Note 2 – Summary of Significant Accounting Policies for more information on how we disaggregate our net sales.
The CODM uses consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits and cash flows into our business, repurchase our stock, pursue acquisitions, or make any other capital management decisions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance.
Significant segment level expense information provided to the CODM is consistent with our consolidated statements of operations, as presented on the accompanying consolidated statements of operations.

The measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.