Form 10-Q
period 2025-07-31
American Outdoor Brands, Inc.
filed 2025-09-04
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
Commission File No. 001-39366
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
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 12,652,784 shares of common stock, par value $0.001, outstanding as of August 29, 2025.

AMERICAN OUTDOOR BRANDS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2025 and 2024
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

Statement Regarding Forward-Looking Information
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the following:
•our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of 1.6 years;
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
•our belief that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and available borrowings through our existing $75 million credit facility;
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

•the potential for increased tariffs on our products, including additional tariffs that may be imposed by the current presidential administration;
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
•future investments for capital expenditures, liquidity, and anticipated cash needs and availability;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	July 31, 2025 (Unaudited)	April 30, 2025

	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,771	$23,423
Accounts receivable, net of allowance for credit losses of $493 on July 31, 2025 and $159 on April 30, 2025	21,754	39,337
Inventories	125,787	104,717
Prepaid expenses and other current assets	4,372	3,970
Income tax receivable	111	143
Total current assets	169,795	171,590
Property, plant, and equipment, net	10,623	11,231
Intangible assets, net	29,471	31,411
Right-of-use assets	31,840	31,896
Other assets	182	227
Total assets	$241,911	$246,355
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,051	$15,717
Accrued expenses	16,841	13,872
Accrued payroll and incentives	876	5,871
Lease liabilities, current	1,424	1,336
Total current liabilities	42,192	36,796
Lease liabilities, net of current portion	31,881	31,949
Total liabilities	74,073	68,745
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on July 31, 2025 and April 30, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,170,738 shares issued and 12,652,440 shares outstanding on July 31, 2025 and 14,974,217 shares issued and 12,696,356 shares outstanding on April 30, 2025	15	15
Additional paid in capital	280,292	280,711
Retained deficit	(81,529)	(74,700)
Treasury stock, at cost (2,518,298 shares on July 31, 2025 and 2,277,861 shares on April 30, 2025)	(30,940)	(28,416)
Total equity	167,838	177,610
Total liabilities and equity	$241,911	$246,355
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended July 31,
	2025	2024

	(In thousands, except per share data)
Net sales	$29,702	$41,643
Cost of sales	15,844	22,717
Gross profit	13,858	18,926
Operating expenses:
Research and development	1,955	1,674
Selling, marketing, and distribution	10,520	11,383
General and administrative	8,202	8,443
Total operating expenses	20,677	21,500
Operating loss	(6,819)	(2,574)
Other income, net:
Other income, net	35	83
Interest income, net	7	148
Total other income, net	42	231
Loss from operations before income taxes	(6,777)	(2,343)
Income tax expense	52	22
Net loss	$(6,829)	$(2,365)
Net loss per share:
Basic and diluted	$(0.54)	$(0.18)
Weighted average number of common shares outstanding:
Basic and diluted	12,719	12,865
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the three months ended July 31, 2025 and 2024	Shares	Amount		Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net loss	—	—	—	(2,365)	—	—	(2,365)
Stock-based compensation	—	—	932	—	—	—	932
Issuance of common stock under restricted stock unit awards, net of tax	119	—	(397)	—	—	—	(397)
Repurchase of treasury stock	—	—	—	—	42	(381)	(381)
Balance at July 31, 2024	14,820	$15	$277,642	$(76,988)	1,945	$(24,955)	$175,714

Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
Net loss	—	—	—	(6,829)	—	—	(6,829)
Stock-based compensation	—	—	651	—	—	—	651
Issuance of common stock under restricted stock unit awards, net of tax	197	—	(1,070)	—	—	—	(1,070)
Repurchase of treasury stock	—	—	—	—	240	(2,524)	(2,524)
Balance at July 31, 2025	15,171	$15	$280,292	$(81,529)	2,518	$(30,940)	$167,838

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,829)	$(2,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,042	3,309
Provision for credit losses on accounts receivable	(329)	(19)
Stock-based compensation expense	651	932
Changes in operating assets and liabilities:
Accounts receivable	17,912	(599)
Inventories	(21,070)	(13,395)
Prepaid expenses and other current assets	(402)	825
Income tax receivable	32	(22)
Accounts payable	7,234	4,073
Accrued payroll and incentives	(4,995)	756
Right of use assets	56	399
Accrued expenses	2,969	2,038
Other assets	21	26
Lease liabilities	20	(310)
Net cash used in operating activities	(1,688)	(4,352)
Cash flows from investing activities:
Payments to acquire patents and software	(70)	(261)
Payments to acquire property and equipment	(300)	(844)
Net cash used in investing activities	(370)	(1,105)
Cash flows from financing activities:
Payments to acquire treasury stock	(2,524)	(381)
Payment of employee withholding tax related to restricted stock units	(1,070)	(397)
Net cash used in financing activities	(3,594)	(778)
Net decrease in cash and cash equivalents	(5,652)	(6,235)
Cash and cash equivalents, beginning of period	23,423	29,698
Cash and cash equivalents, end of period	$17,771	$23,463
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$49	$42
Income taxes (net of refunds)	$19	$36
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
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
(2) Basis of Presentation:
Interim Financial Information
Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2025. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of July 31, 2025, our condensed consolidated statement of operations for the three months ended July 31, 2025 and 2024, and our condensed consolidated statement of cash flows for the three months ended July 31, 2025 and 2024. The consolidated balance sheet as of April 30, 2025 was derived from audited financial statements.
The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
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
Disaggregation of Revenue
The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$10,691	$16,501	$(5,810)	(35.2%)
Traditional channels net sales	19,011	25,142	(6,131)	(24.4%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)
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
For the Three Months Ended July 31, 2025 and 2024
primarily out of physical brick and mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$27,849	$37,213	$(9,364)	(25.2%)
International net sales	1,853	4,430	(2,577)	(58.2%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$13,983	$18,678	$(4,695)	(25.1%)
Outdoor lifestyle net sales	15,719	22,965	(7,246)	(31.6%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)

Recently Issued Accounting Pronouncements
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
In November 2024, the "FASB" issued "ASU" No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03), which requires disaggregation disclosures on an annual or interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and should be applied prospectively, with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2024-03 on our consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which improves transparency to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. This ASU 2025-05 is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
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
The amounts of assets and liabilities related to our operating leases as of July 31, 2025 and April 30, 2025 are as follows (in thousands):

	July 31, 2025	April 30, 2025
Operating Leases
Right-of-use assets	$37,456	$37,474
Accumulated amortization	(5,616)	(5,578)
Right-of-use assets, net	$31,840	$31,896

Lease liabilities, current portion	$1,424	$1,336
Lease liabilities, net of current portion	31,881	31,949
Total operating lease liabilities	$33,305	$33,284
For the three months ended July 31, 2025, we recorded $1.1 million of operating lease costs, of which $99,000 related to short-term leases. For the three months ended July 31, 2024, we recorded $1.0 million of operating lease costs, of which $2,000 related to short-term leases. As of July 31, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 13.0 years and 6.0%, respectively. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 13.5 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
Future lease payments for all our operating leases for the remainder of fiscal 2026 and for succeeding fiscal years, as of July 31, 2025, are as follows (in thousands):

Operating
2026	$2,531
2027	3,402
2028	3,450
2029	3,510
2030	3,572
Thereafter	32,461
Total future lease payments	48,926
Less amounts representing interest	(15,621)
Present value of lease payments	33,305
Less current maturities of lease liabilities	(1,424)
Long-term maturities of lease liabilities	$31,881
The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $20,000 and $310,000 for the three months ended July 31, 2025 and 2024, respectively.
(4) Intangible Assets, net:
The following table summarizes intangible assets as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025			April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$89,980	$(83,344)	$6,636	$89,980	$(82,623)	$7,357
Developed software and technology	28,155	(22,695)	5,460	28,155	(22,238)	5,917
Patents, trademarks, and trade names	70,170	(54,910)	15,260	70,060	(53,966)	16,094
	188,305	(160,949)	27,356	188,195	(158,826)	29,368
Patents and software in development	1,684	—	1,684	1,612	—	1,612
Total definite-lived intangible assets	189,989	(160,949)	29,040	189,807	(158,826)	30,981
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$190,419	$(160,949)	$29,471	$190,237	$(158,826)	$31,411
We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.1 million and $2.5 million for the three months ended July 31, 2025 and 2024, respectively.
Future expected amortization expense for the remainder of fiscal 2026 and for succeeding fiscal years, as of July 31, 2025, are as follows (in thousands):

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024

Fiscal	Amount
2026	$6,368
2027	6,102
2028	4,653
2029	2,982
2030	2,343
2031	1,372
Thereafter	3,536
Total	$27,356
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
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled as follows as of July 31, 2025 and April 30, 2025 which would be the maximum amount of loss subject to credit risk:

	July 31, 2025	April 30, 2025
Cash and cash equivalents	$17,771	$23,423

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
We do not have any Level 2 or 3 financial assets or liabilities as of July 31, 2025 and April 30, 2025.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
(6) Inventories:
The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025	April 30, 2025
Finished goods	$117,149	$96,105
Finished parts	3,147	2,680
Work in process	191	306
Raw material	5,300	5,626
Total inventories	$125,787	$104,717
Certain of our suppliers in Asia require deposits to procure our inventory prior to beginning the manufacturing process. These deposits on our inventory vary by supplier and range from 30% to 100%. As of July 31, 2025 and April 30, 2025, we have recorded $626,000 and $691,000, respectively, of inventory on deposit in prepaid expenses and other current assets on our consolidated balance sheet.
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
As of July 31, 2025, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at July 31, 2025, those borrowings would have borne interest at approximately 5.89%, which is equal to SOFR plus the applicable margin.
As of July 31, 2025, we have irrevocable standby letters of credit totaling $2.8 million to collateralize duty drawback bonds. During the three months ended July 31, 2025, no amounts have been drawn on the letter of credit.
(8) Equity:
Treasury Stock
On October 2, 2023 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the three months ended July 31, 2025and 2024, under these authorizations, we repurchased 240,437 and 42,017 shares of our common stock for $2.5 million and $381,000 utilizing cash on hand.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
Earnings per Share
We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three months ended July 31, 2025.
The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic loss	$(6,829)	12,719	$(0.54)	$(2,365)	12,865	$(0.18)
Effect of dilutive stock awards	—	—	—	—	—	—
Diluted loss	$(6,829)	12,719	$(0.54)	$(2,365)	12,865	$(0.18)
Due to the loss from operations for the three months ended July 31, 2025 and 2024, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.

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
We grant PSUs to our executive officers and certain other employees from time to time. We granted PSUs to our executive officers in fiscal 2026 to include internal performance metrics and removed the calculation of the relative performance of our common stock against the Russell 2000, or RUT over the approximately three-year period. These PSUs are earned and vest based on two internal performance metrics that include 1) a three-year average return on invested capital, or ROIC, and 2) a three-year cumulative Adjusted EBITDA. The grant date fair value of the fiscal 2026 awards was estimated using the closing share price of our common stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from zero to 200% of the target based on actual average ROIC and cumulative Adjusted EBITDA performance during the performance period. As such, the fiscal 2026 awards are subject to performance conditions and compensation cost is recognized over the service period based on the amount of awards that we believe is

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
probable that will vest. To the extent we estimate changes, we will recognize a cumulative catch up in subsequent reporting periods.

For PSUs granted to our executive officers in the prior fiscal year, we calculated the fair value of our PSUs using the Monte-Carlo simulation. We incorporated the following variables into the valuation model for the period ended July 31, 2024 (awards in our prior fiscal year):

For the Three Months Ended July 31,
2024
Grant date fair market value
American Outdoor Brands, Inc.	$7.89
Russell 2000 Index	$1,980.23
Volatility (a)
American Outdoor Brands, Inc.	48.15%
Russell 2000 Index	22.98%
Correlation coefficient (b)	0.37
Risk-free interest rate (c)	4.73%
Dividend yield (d)	0%
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
The PSUs granted in the prior fiscal year vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target unit amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or the RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.
During the three months ended July 31, 2025, we granted an aggregate of 79,730 PSUs to our executive officers. We also granted 175,015 RSUs during the three months ended July 31, 2025, including 79,729 RSUs to executive officers and 95,286 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2022 grant, we vested 52,277 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 104,554 shares to certain of our executive officers. During the three months ended July 31, 2025, 620 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2025, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.2 million.
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
We recognized $651,000 and $932,000 of stock-based compensation expense for the three months ended July 31, 2025 and 2024, respectively.
We record stock-based compensation expense primarily in general and administrative expenses.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2025 and 2024 is as follows:

	For the Three Months Ended July 31,
	2025		2024
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	700,953	$9.48	624,093	$11.27
Awarded	307,022	11.19	325,004	8.27
Vested	(291,913)	11.36	(167,587)	10.55
Forfeited	(620)	8.06	(28,554)	27.60
RSUs and PSUs outstanding, end of period	715,442	$9.46	752,956	$9.55
As of July 31, 2025, there was $3.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.6 years.
(9) Accrued Expenses:
The following table sets forth other accrued expenses as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025	April 30, 2025
Accrued freight	$9,790	$6,379
Accrued sales allowances	1,377	1,865
Accrued warranty	1,502	1,392
Accrued commissions	1,162	1,694
Accrued professional fees	1,300	1,065
Accrued employee benefits	613	362
Accrued taxes other than income	602	563
Accrued other	495	553
Total accrued expenses	$16,841	$13,872
(10) Income Taxes:
The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $52,000 and $22,000 for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate for the three months ended July 31, 2025 and 2024 was (0.8)% and (0.9%), respectively.

     On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain Tax Cuts & Jobs Act provisions and accelerating the phase-out of certain Inflation Reduction Act incentives. The OBBBA includes provisions modifying net interest deduction limitations, expensing of U.S.-based research and development expenses, and tax depreciation methods, as well as international tax provisions modifying global intangible low-taxed income (GILTI),

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2025 and 2024
foreign-derived intangible income (FDII), base erosion and anti-abuse tax (BEAT), and foreign tax credits. The Company evaluated the impacts of the OBBBA and does not expect it to have a material impact on the Company’s current year consolidated financial statements. The Company will continue to assess the potential impact of the OBBBA and monitor developments in legislation, regulation, and interpretive guidance in this area.
(11) Commitments and Contingencies:
Litigation
From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.
For the three months ended July 31, 2025 and 2024, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.
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
The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2025 and 2024 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2025. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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

First Quarter Fiscal 2026 Highlights
Our operating results for the three months ended July 31, 2025 included the following:
•Net sales were $29.7 million, a decrease of $11.9 million or 28.7%, from the comparable quarter last year.
•Gross margin was 46.7%, an increase of 130 basis points, over the comparable quarter last year.
•Net loss was $6.8 million, or $(0.54) per diluted share, compared with a net loss of $2.4 million, or $(0.18) per diluted share, for the comparable quarter last year.
•Non-GAAP Adjusted EBITDA was a loss of $3.3 million for the three months ended July 31, 2025 compared with earnings of $748,000 for the three months ended July 31, 2024. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.

Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$29,702	$41,643	$(11,941)	(28.7%)
Cost of sales	15,844	22,717	(6,873)	(30.3%)
Gross profit	$13,858	$18,926	$(5,068)	(26.8%)
% of net sales (gross margin)	46.7%	45.4%
The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channels net sales	$10,691	$16,501	$(5,810)	(35.2%)
Traditional channels net sales	19,011	25,142	(6,131)	(24.4%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)

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
The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$27,849	$37,213	$(9,364)	(25.2%)
International net sales	1,853	4,430	(2,577)	(58.2%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)
The following table sets forth certain information regarding net sales categories for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$13,983	$18,678	$(4,695)	(25.1%)
Outdoor lifestyle net sales	15,719	22,965	(7,246)	(31.6%)
Total net sales	$29,702	$41,643	$(11,941)	(28.7%)
For the three months ended July 31, 2025, total net sales decreased $11.9 million, or 28.7%, from the comparable quarter last year. We believe the decrease in net sales was primarily a result of certain customers in our traditional channel accelerating into our fourth fiscal quarter of 2025 orders that we had originally planned to receive in our first fiscal quarter of 2026, which we believe was due to the anticipated increased costs associated with tariffs imposed by the U.S. administration in March and April of 2025. The decrease in net sales was partially offset by price increases on our products to mitigate the additional tariff costs.

Net sales in our e-commerce channel decreased $5.8 million, or 35.2%, from the comparable quarter last year, primarily because of lower net sales to the world's largest online retailer that resulted in lower net sales for the majority of our product categories.
Net sales in our traditional channels decreased $6.1 million, or 24.4%, from the comparable quarter last year, which we believe is from acceleration of orders into our fourth fiscal quarter of 2025, as mentioned above. Traditional channel net sales decreased primarily because of lower net sales of the majority of our product categories, partially offset by higher personal protection product sales in our shooting sports category and meat processing product sales in our outdoor lifestyle category.
New products, which we define as any SKU introduced over the prior two fiscal years, represented 28.8% of net sales for the three months ended July 31, 2025.
Gross margin for the three months ended July 31, 2025 increased 130 basis points over the comparable quarter last year, primarily because of the price increases mentioned above.

Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$1,955	$1,674	$281	16.8%
Selling, marketing, and distribution	10,520	11,383	(863)	(7.6%)
General and administrative	8,202	8,443	(241)	(2.9%)
Total operating expenses	$20,677	$21,500	$(823)	(3.8%)
% of net sales	69.6%	51.6%
Research and development expenses increased $281,000 over the comparable quarter last year, primarily from higher depreciation and employee compensation-related expenses. Selling, marketing, and distribution expenses decreased $863,000 from the comparable quarter last year mainly because of lower sales-volume related expenses. General and administrative expenses decreased $241,000 from the comparable quarter last year, primarily because of lower depreciation and acquired intangible amortization expense.
Operating Loss
The following table sets forth certain information regarding operating loss for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating loss	$(6,829)	$(2,365)	$(4,464)	(188.8%)
% of net sales (operating margin)	(23.0%)	(5.7%)
Operating loss for the three months ended July 31, 2025 was $4.3 million higher as compared to the comparable quarter last year primarily from lower net sales volume and lower gross profit.
Income Taxes
The following table sets forth certain information regarding income tax benefit for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$52	$22	$30	136.4%
% of income from operations (effective tax rate)	(0.8%)	(0.9%)		0.1%
We recorded income tax expense of $58,000 for the three months ended July 31, 2025 compared with income tax expense of $13,000 for the prior year comparable period. The income tax expense recorded for the three months ended July 31, 2025 and 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets.
Net Loss
The following table sets forth certain information regarding net loss and the related per share data for the three months ended July 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net loss	$(6,829)	$(2,365)	$(4,464)	(188.8%)
Net loss per share
Basic and diluted	$(0.54)	$(0.18)	$(0.36)	(200.0%)

Net loss was $6.8 million, or $0.53 loss per diluted share, for the three months ended July 31, 2025 compared with a net loss of $2.4 million, or $0.23 loss per diluted share, for the comparable quarter last year. The higher net loss was primarily related to lower net sales volume and lower gross profit during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024.

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
The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the three months ended July 31, 2025 and 2024, respectively (dollars in thousands):

	For the Three Months Ended July 31,
	2025	2024

	(Unaudited)
GAAP net loss	$(6,829)	$(2,365)
Interest income	(7)	(148)
Income tax expense	52	22
Depreciation and amortization	3,017	3,284
Stock compensation	651	932
Non-recurring inventory reserve adjustment	—	221
Emerging growth status transition costs	—	42
Non-GAAP Adjusted EBITDA	$(3,116)	$1,988
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

The following table sets forth certain cash flow information for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating activities	$(1,688)	$(4,352)	$2,664	61.2%
Investing activities	(370)	(1,105)	735	66.5%
Financing activities	(3,594)	(778)	(2,816)	(362.0%)
Total cash flow	$(5,652)	$(6,235)	$583	9.4%
Operating Activities
On an annual basis, operating activities generally represent the principal source of our cash flow.
Cash used in operating activities was $1.7 million for the three months ended July 31, 2025 compared with cash used in operating activities of $4.4 million for the three months ended July 31, 2024. Cash used by operating activities for the three months ended July 31, 2025 was primarily impacted by $5.0 million of lower accrued payroll and incentives because of timing of payroll accruals and the annual payment of management incentives and $21.1 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare for the fall and winter hunting and holiday seasons as well as new product launches later in the fiscal year. In addition, we capitalized higher tariff costs into inventory for tariffs imposed on inventory purchases for product manufactured in China. The cash usage for the three months ended July 31, 2025 was partially offset by a $17.6 million increase in accounts receivable because of the timing of customer shipments, $7.2 million increase in accounts payable due to the timing of inventory purchases as we built our inventory balances higher during our first fiscal quarter, and $3.0 million of increase accrued expenses primarily related to the timing of outbound freight accruals and higher tariff expense imposed on inventory purchases for product manufactured in China.
Investing Activities
Cash used in investing activities was $370,000 during the three months ended July 31, 2025, a decrease of $735,000 as compared to the prior year comparable period. We expect to spend approximately $4.0 million to $4.5 million of capital expenditures in fiscal 2026, an increase of $100,000 to $600,000 from the $3.9 million we spent in fiscal 2025.
Financing Activities
Cash used in financing activities was $3.6 million for the three months ended July 31, 2025, primarily from $2.5 million used to repurchase 240,437 shares of our common stock.
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
We had $17.8 million of cash equivalents on hand as of July 31, 2025 and had $23.4 million in cash and cash equivalents on hand as of April 30, 2024.
Other Matters
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025. Our critical accounting policies are described in Management’s

Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, to which there have been no material changes. Actual results could differ from our estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of July 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The nature of legal proceedings against us is discussed in Note 11 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 26, 2025, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three months ended July 31, 2025 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
May 1, 2025 to May 31, 2025	26,857	$11.96	1,090,720	$6,847
June 1, 2025 to June 30, 2025	61,681	11.35	1,152,401	6,145
July 1, 2025 to July 31, 2025	151,899	9.84	1,304,300	4,645
Total first quarter fiscal year 2026	240,437	10.47	1,304,300	4,645
Total year-to-date fiscal year 2026	240,437	$10.47	1,304,300	$4,645
(1) On October 2, 2023 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2024 and executable through September 30, 2025. During the three months ended July 31, 2025and 2024, under these authorizations, we repurchased 240,437 and 42,017 shares of our common stock for $2.5 million and $381,000 utilizing cash on hand.
(2)The average price per share excludes fees paid to acquire the shares.
Item 5. Other Information
During the quarter ended July 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits listed on the Index to Exhibits (immediately preceding the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.
INDEX TO EXHIBITS

31.1#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1##	Section 1350 Certification of Principal Executive Officer

32.2##	Section 1350 Certification of Principal Financial Officer

10.1#	Form of Performance Stock Unit Award Grant Notice and Agreement (Fiscal Year 2026) to the 2020 Incentive Compensation Plan

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
# Filed herewith
## Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 4, 2025	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 4, 2025	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer