Form 10-Q
period 2025-10-31
American Outdoor Brands, Inc.
filed 2025-12-09
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
Commission File No. 001-39366
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 12,587,111 shares of common stock, par value $0.001, outstanding as of December 3, 2025.

AMERICAN OUTDOOR BRANDS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended October 31, 2025 and 2024
Accumax®, BOG®, BUBBA®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Don’t Be Outdoorsy – Be Outdoors®, E-MAX®, Engineered for the Unknown®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Lockdown Puck®, Mag Charger®, MEAT! Your Maker®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, Unmatched Accuracy at the Bench and in the Field®, ust®, Wheeler®, XLA Bipod®, Your Land. Your Legacy®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, From Niche to Known™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, and Water to Plate™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, and Smith & Wesson®, among others. This report also may contain trademarks and trade names of other companies.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	October 31, 2025 (Unaudited)	April 30, 2025

	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,111	$23,423
Accounts receivable, net of allowance for credit losses of $434 on October 31, 2025 and $159 on April 30, 2025	40,302	39,337
Inventories	123,978	104,717
Prepaid expenses and other current assets	3,761	3,970
Income tax receivable	155	143
Total current assets	171,307	171,590
Property, plant, and equipment, net	10,227	11,231
Intangible assets, net	27,645	31,411
Right-of-use assets	31,588	31,896
Other assets	154	227
Total assets	$240,921	$246,355
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,890	$15,717
Accrued expenses	16,724	13,872
Accrued payroll and incentives	1,780	5,871
Lease liabilities, current	1,505	1,336
Total current liabilities	38,899	36,796
Lease liabilities, net of current portion	31,625	31,949
Total liabilities	70,524	68,745
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on October 31, 2025 and April 30, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,221,472 shares issued and 12,629,235 shares outstanding on October 31, 2025 and 14,974,217 shares issued and 12,696,356 shares outstanding on April 30, 2025	15	15
Additional paid in capital	281,438	280,711
Retained deficit	(79,454)	(74,700)
Treasury stock, at cost (2,592,237 shares on October 31, 2025 and 2,277,861 shares on April 30, 2025)	(31,602)	(28,416)
Total equity	170,397	177,610
Total liabilities and equity	$240,921	$246,355
See accompanying notes to unaudited condensed consolidated financial statements.

-4754
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2025	2024	2025	2024

	(In thousands, except per share data)
Net sales	$57,199	$60,232	$86,901	$101,875
Cost of sales	31,102	31,325	46,945	54,043
Gross profit	26,097	28,907	39,956	47,832
Operating expenses:
Research and development	1,222	1,866	3,177	3,540
Selling, marketing, and distribution	14,331	14,973	24,851	26,356
General and administrative	8,453	8,998	16,655	17,439
Total operating expenses	24,006	25,837	44,683	47,335
Operating income/(loss)	2,091	3,070	(4,727)	497
Other (expense)/ income, net:
Other income, net	59	59	94	141
Interest (expense)/income, net	(75)	(6)	(68)	142
Total other (expense)/income, net	(16)	53	26	283
Income/(loss) from operations before income taxes	2,075	3,123	(4,701)	780
Income tax expense	—	12	53	34
Net income/(loss)	$2,075	$3,111	$(4,754)	$746
Net income/(loss) per share:
Basic	$0.16	$0.24	$(0.37)	$0.06
Diluted	$0.16	$0.24	$(0.37)	$0.06
Weighted average number of common shares outstanding:
Basic	12,637	12,860	12,678	12,862
Diluted	12,872	13,145	12,678	13,211
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the three months ended October 31, 2025 and 2024	Shares	Amount		Retained Deficit	Shares	Amount	Total Equity
Balance at July 31, 2024	14,820	$15	$277,642	$(76,988)	1,945	$(24,955)	$175,714
Net income	—	—	—	3,111	—	—	3,111
Stock-based compensation	—	—	866	—	—	—	866
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	31	—	(117)	—	—	—	(117)
Repurchase of treasury stock	—	—	—	—	112	(1,006)	(1,006)
Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854

Balance at July 31, 2025	15,171	$15	$280,292	$(81,529)	2,518	$(30,940)	$167,838
Net income	—	—	—	2,075	—	—	2,075
Stock-based compensation	—	—	848	—	—	—	848
Shares issued under employee stock purchase plan	40	—	304	—	—	—	304
Issuance of common stock under restricted stock unit awards, net of tax	11	—	(6)	—	—	—	(6)
Repurchase of treasury stock	—	—	—	—	74	(662)	(662)
Balance at October 31, 2025	15,222	$15	$281,438	$(79,454)	2,592	$(31,602)	$170,397

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the six months ended October 31, 2025 and 2024	Shares	Amount		Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net income	—	—	—	746	—	—	746
Stock-based compensation	—	—	1,798	—	—	—	1,798
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	150	—	(514)	—	—	—	(514)
Repurchase of treasury stock	—	—	—	—	154	(1,387)	(1,387)
Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854

Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
Net loss	—	—	—	(4,754)	—	—	(4,754)
Stock-based compensation	—	—	1,499	—	—	—	1,499
Shares issued under employee stock purchase plan	40	—	304	—	—	—	304
Issuance of common stock under restricted stock unit awards, net of tax	208	—	(1,076)	—	—	—	(1,076)
Repurchase of treasury stock	—	—	—	—	314	(3,186)	(3,186)
Balance at October 31, 2025	15,222	$15	$281,438	$(79,454)	2,592	$(31,602)	$170,397
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended October 31,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(4,754)	$746
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	6,477	6,626
Provision for credit losses on accounts receivable	(345)	25
Stock-based compensation expense	1,499	1,798
Changes in operating assets and liabilities:
Accounts receivable	(620)	(17,556)
Inventories	(19,261)	(18,251)
Prepaid expenses and other current assets	209	1,506
Income tax receivable	(12)	(47)
Accounts payable	3,358	10,578
Accrued payroll and incentives	(4,091)	(973)
Right of use assets	676	816
Accrued expenses	2,364	3,031
Other assets	25	51
Lease liabilities	(523)	(637)
Net cash used in operating activities	(14,998)	(12,287)
Cash flows from investing activities:
Payments to acquire patents and software	(287)	(665)
Payments to acquire property and equipment	(1,069)	(908)
Net cash used in investing activities	(1,356)	(1,573)
Cash flows from financing activities:
Proceeds from notes and loans payable	5,277	—
Payments on notes and loans payable	(5,277)	—
Payments to acquire treasury stock	(3,186)	(1,387)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	304	286
Payment of employee withholding tax related to restricted stock units	(1,076)	(514)
Net cash used in financing activities	(3,958)	(1,615)
Net decrease in cash and cash equivalents	(20,312)	(15,475)
Cash and cash equivalents, beginning of period	23,423	29,698
Cash and cash equivalents, end of period	$3,111	$14,223
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$134	$105
Income taxes (net of refunds)	$62	$72
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
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
(2) Basis of Presentation:
Interim Financial Information
Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2025. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of October 31, 2025, our condensed consolidated statement of operations for the three and six months ended October 31, 2025 and 2024, and our condensed consolidated statement of cash flows for the six months ended October 31, 2025 and 2024. The consolidated balance sheet as of April 30, 2025 was derived from audited financial statements.
The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
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
Disaggregation of Revenue
The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channel net sales	$20,422	$24,282	$(3,860)	(15.9%)
Traditional channel net sales	36,777	35,950	827	2.3%
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
Our e-commerce channel include net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channel also include our direct-to-consumer sales. Our traditional channel include customers that operate

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
primarily out of physical brick and mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$54,398	$56,847	$(2,449)	(4.3%)
International net sales	2,801	3,385	(584)	(17.3%)
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$22,591	$23,806	$(1,215)	(5.1%)
Outdoor lifestyle net sales	34,608	36,426	(1,818)	(5.0%)
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channel net sales	$31,112	$40,783	$(9,671)	(23.7%)
Traditional channel net sales	55,789	61,092	(5,303)	(8.7%)
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$82,247	$94,060	$(11,813)	(12.6%)
International net sales	4,654	7,815	(3,161)	(40.4%)
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$36,574	$42,484	$(5,910)	-13.9%
Outdoor lifestyle net sales	50,327	59,391	(9,064)	-15.3%
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
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
For the Three and Six Months Ended October 31, 2025 and 2024
We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant.
The following table sets forth the change in accrued warranties, which was recorded in accrued expenses, during the six months ended October 31, 2025, and 2024 (in thousands):

	October 31, 2025	October 31, 2024
Beginning balance	$1,392	1,243
Warranties issued and adjustments to provisions	916	1,026
Warranty claims	(797)	(862)
Ending balance	$1,511	1,408

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03), which requires disaggregation disclosures on an annual or interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and should be applied prospectively, with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2024-03 on our consolidated financial statements and disclosures.
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
For the Three and Six Months Ended October 31, 2025 and 2024
Many of our leases include renewal options that can extend the lease term. These renewal options are at our sole discretion and are reflected in the lease term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases as of October 31, 2025 and April 30, 2025 are as follows (in thousands):

	October 31, 2025	April 30, 2025
Operating Leases
Right-of-use assets	$37,516	$37,474
Accumulated amortization	(5,929)	(5,578)
Right-of-use assets, net	$31,588	$31,896

Lease liabilities, current portion	$1,505	$1,336
Lease liabilities, net of current portion	31,625	31,949
Total operating lease liabilities	$33,130	$33,284
For the three and six months ended October 31, 2025, we recorded $1.1 million and $2.2 million, respectively, of operating lease costs, of which $69,000 and $168,000, respectively, related to short-term leases. For the three and six months ended October 31, 2024, we recorded $1.0 million and $2.0 million, respectively, of operating lease costs, of which $2,000 related to short-term leases. As of October 31, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 13.0 years and 6.0%, respectively. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 13.5 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through our fiscal year ending April 30, 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.
Future lease payments for all our operating leases for the remainder of fiscal 2026 and for succeeding fiscal years, as of October 31, 2025, are as follows (in thousands):

Operating
2026	$1,722
2027	3,461
2028	3,510
2029	3,534
2030	3,572
Thereafter	32,461
Total future lease payments	48,260
Less amounts representing interest	(15,129)
Present value of lease payments	33,130
Less current maturities of lease liabilities	(1,505)
Long-term maturities of lease liabilities	$31,625
The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $523,000 and $637,000 for the six months ended October 31, 2025 and 2024, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
(4) Intangible Assets, net:
The following table summarizes intangible assets as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025			April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$89,980	$(84,065)	$5,915	$89,980	$(82,623)	$7,357
Developed software and technology	28,155	(23,153)	5,002	28,155	(22,238)	5,917
Patents, trademarks, and trade names	70,208	(55,859)	14,349	70,060	(53,966)	16,094
	188,343	(163,076)	25,266	188,195	(158,826)	29,368
Patents and software in development	1,949	—	1,949	1,612	—	1,612
Total definite-lived intangible assets	190,291	(163,076)	27,215	189,807	(158,826)	30,981
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$190,722	$(163,076)	$27,645	$190,237	$(158,826)	$31,411
We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.1 million and $2.4 million for the three months ended October 31, 2025 and 2024, respectively. Amortization expense amounted to $4.3 million and $4.9 million for the six months ended October 31, 2025 and 2024, respectively.
Future expected amortization expense for the remainder of fiscal 2026 and for succeeding fiscal years, as of October 31, 2025, are as follows (in thousands):

Fiscal	Amount
2026	$4,258
2027	6,105
2028	4,638
2029	2,985
2030	2,288
2031	1,432
Thereafter	3,560
Total	$25,266
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
For the Three and Six Months Ended October 31, 2025 and 2024
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled as follows as of October 31, 2025 and April 30, 2025 which would be the maximum amount of loss subject to credit risk:

	October 31, 2025	April 30, 2025
Cash and cash equivalents	$3,111	$23,423

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
We do not have any Level 2 or 3 financial assets or liabilities as of October 31, 2025 and April 30, 2025.
(6) Inventories:
The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025		April 30, 2025
Finished goods	$114,806	(a)	$96,105
Finished parts	3,492		2,680
Work in process	99		306
Raw material	5,581		5,626
Total inventories	$123,978		$104,717
(a) The rise in finished goods inventory reflects higher tariff costs on products sourced from outside the U.S., stemming from tariffs imposed by the U.S. Administration in March and April 2025.
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
For the Three and Six Months Ended October 31, 2025 and 2024
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
During the three months ended October 31, 2025, we borrowed $5.3 million on our revolving line of credit for general business purposes. Also during the three months ended October 31, 2025, we paid in full, the $5.3 million borrowed on our revolving line of credit utilizing cash on hand. As of October 31, 2025, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at October 31, 2025, those borrowings would have borne interest at approximately 5.72%, which is equal to SOFR plus the applicable margin.
As of October 31, 2025, we have irrevocable standby letters of credit totaling $4.0 million to collateralize duty drawback bonds. During the three months ended October 31, 2025, no amounts have been drawn on the letters of credit.
(8) Equity:
Treasury Stock
On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three and six months ended October 31, 2025, under these authorizations, we repurchased 73,939 and 314,376 shares of our common stock for $662,000 and $3.2 million utilizing cash on hand. During the three and six months ended October 31, 2024, under these authorizations, we repurchased 111,480 and 153,497 shares of our common stock for $1.0 million and $1.4 million utilizing cash on hand, respectively.
Earnings per Share
We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three and six months ended October 31, 2025 and 2024.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings	$2,074	12,637	$0.16	$3,111	12,860	$0.24
Effect of dilutive stock awards	—	235	—	—	285	—
Diluted earnings	$2,074	12,872	$0.16	$3,111	13,145	$0.24
The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2025 and 2024 (in thousands, except per share data)

	For the Six Months Ended October 31,
	2025			2024
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (loss)/earnings	$(4,754)	12,678	$(0.37)	$746	12,862	$0.06
Effect of dilutive stock awards	—	—	—	—	349	—
Diluted (loss)/earnings	$(4,754)	12,678	$(0.37)	$746	13,211	$0.06

        Due to the loss from operations for the six months ended October 31, 2025, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.
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
We grant PSUs to our executive officers and certain other employees from time to time. We granted PSUs to our executive officers in fiscal 2026 that include internal performance metrics and removed the calculation of the relative performance of our common stock against the Russell 2000, or RUT over the approximately three-year period. These PSUs are earned and vest based on two internal performance metrics that include 1) a three-year average return on invested capital, or ROIC, and 2) a three-year cumulative Adjusted EBITDA. The grant date fair value of the fiscal 2026 awards was estimated using the closing share price of our common stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from zero to 200% of the target based on actual average ROIC and cumulative Adjusted EBITDA performance during the performance period. As such, the fiscal 2026 awards are subject to performance conditions and compensation cost is recognized over the service period based on the amount of awards that we believe is probable that will vest. To the extent we estimate changes, we will recognize a cumulative catch up in subsequent reporting periods. We assess the likelihood of achieving these performance conditions each quarter and adjust compensation expense accordingly. For the three and six months ended October 31, 2025, we concluded that there were no changes in expected performance outcomes; therefore, no changes to the expense were recognized.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024

For PSUs granted to our executive officers in the prior fiscal year, we calculated the fair value of our PSUs using the Monte-Carlo simulation. We incorporated the following variables into the valuation model for the period ended October 31, 2024 (awards in our prior fiscal year):

For the Six Months Ended October 31,
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
During the six months ended October 31, 2025, we granted an aggregate of 79,729 PSUs to our executive officers. We also granted 222,002 RSUs during the six months ended October 31, 2025, including 79,729 RSUs to executive officers and 142,273 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2022 grant, we vested 52,277 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 104,554 shares to certain of our executive officers. During the six months ended October 31, 2025, 2,934 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2025, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.3 million.
During the six months ended October 31, 2024, we granted an aggregate of 98,412 PSUs to our executive officers. We also granted 278,764 RSUs during the six months ended October 31, 2024, including 98,412 RSUs to executive officers and 180,352 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the six months ended October 31, 2024, 23,987 PSUs were cancelled, at target, as a result of the performance condition not being met, and 18,995 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the six months ended October 31, 2024, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $1.9 million.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
We recognized $848,000 and $900,000 of stock-based compensation expense for the three months ended October 31, 2025 and 2024, respectively. We recognized $1.5 million and $1.8 million of stock-based compensation expense for the six months ended October 31, 2025 and 2024, respectively
We record stock-based compensation expense primarily in general and administrative expenses.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the six months ended October 31, 2025 and 2024 is as follows:

	For the Six Months Ended October 31,
	2025		2024
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	700,953	$9.48	624,093	$11.27
Awarded	354,008	10.86	377,176	8.40
Vested	(309,545)	11.21	(223,421)	10.58
Forfeited	(2,934)	9.16	(42,982)	20.65
RSUs and PSUs outstanding, end of period	742,482	$9.42	734,866	$9.46
As of October 31, 2025, there was $3.2 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.3 years.
We have an employee stock purchase plan, or ESPP, which authorizes the sale of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2025 and 2024, 41,286 and 38,957 shares were purchased by our employees under our ESPP, respectively.
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
The following assumptions were used in valuing ESPP purchases under our ESPP during the six months ended October 31, 2025 and 2024:

	For the Six Months Ended October 31,
	2025	2024
Risk-free interest rate	4.23%	3.98%
Expected term	6 months	6 months
Expected volatility	60.7%	40.7%
Dividend yield	0%	0%

(9) Accrued Expenses:
The following table sets forth other accrued expenses as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025	April 30, 2025
Accrued freight, duty, and tariff	$6,880	$6,379
Accrued sales allowances	3,477	1,865
Accrued warranty	1,511	1,392
Accrued commissions	1,599	1,694
Accrued professional fees	1,578	1,065
Accrued employee benefits	386	362
Accrued taxes other than income	820	563
Accrued other	474	553
Total accrued expenses	$16,724	$13,872
(10) Income Taxes:
The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $0 and $12,000 for the three months ended October 31, 2025 and 2024, respectively. We recorded income tax expense of $53,000 and $34,000 for the six months ended October1, 2025 and 2024, respectively. The effective tax rate for the three months ended October 31, 2025 and 2024 was 0.0% and 0.4%, respectively. The effective tax rate for the six months ended October 31, 2025 and 2024 was (1.1)% and 4.4%, respectively.

     On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain Tax Cuts & Jobs Act provisions and accelerating the phase-out of certain Inflation Reduction Act incentives. The OBBBA includes provisions modifying net interest deduction limitations, expensing of U.S.-based research and development expenses, and tax

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended October 31, 2025 and 2024
depreciation methods, as well as international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), base erosion and anti-abuse tax (BEAT), and foreign tax credits. The Company evaluated the impacts of the OBBBA and does not expect it to have a material impact on the Company’s current year consolidated financial statements. The Company will continue to assess the potential impact of the OBBBA and monitor developments in legislation, regulation, and interpretive guidance in this area.
(11) Commitments and Contingencies:
Litigation
From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.
For the three and six months ended October 31, 2025 and 2024, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.
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
The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2025 and 2024 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2025. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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

Second Quarter Fiscal 2026 Highlights
Our operating results for the three months ended October 31, 2025 included the following:
•Net sales were $57.2 million, a decrease of $3.0 million or 5.0%, from the comparable quarter last year.
•Gross margin was 45.6%, a decrease of 240 basis points, from the comparable quarter last year.
•Net income was $2.1 million, or $0.16 per diluted share, compared with net income of $3.1 million, or $0.24 per diluted share, for the comparable quarter last year.
•Non-GAAP Adjusted EBITDA was $6.5 million for the three months ended October 31, 2025 compared with $7.5 million for the three months ended October 31, 2024. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.
Our operating results for the six months ended October 31, 2025 included the following:
•Net sales were $86.9 million, a decrease of $15.0 million or 14.7%, from the prior year comparable period.
•Gross margin was 46.0%, a decrease of 100 basis points, from the prior year comparable period.
•Net loss was $4.8 million, or $(0.37) per diluted share, compared with net income of $746,000, or $0.06 per diluted share, for the prior year comparable period.
•Non-GAAP Adjusted EBITDA was $3.4 million for the six months ended October 31, 2025 compared with $9.5 million for the six months ended October 31, 2024. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.
Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$57,199	$60,232	$(3,033)	(5.0%)
Cost of sales	31,102	31,325	(223)	(0.7%)
Gross profit	$26,097	$28,907	$(2,810)	(9.7%)
% of net sales (gross margin)	45.6%	48.0%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channel net sales	$20,422	$24,282	$(3,860)	(15.9%)
Traditional channel net sales	36,778	35,950	828	2.3%
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
Our e-commerce channel include net sales from customers that do not traditionally operate physical brick-and-mortar stores, but generate the majority of their revenue from consumer purchases from their retail websites. Our e-commerce channel also include our direct-to-consumer sales. Our traditional channel include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of revenue from consumer purchases in their brick-and-mortar locations. We sell our products worldwide.
The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$54,398	$56,847	$(2,449)	(4.3%)
International net sales	2,801	3,385	(584)	(17.3%)
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
The following table sets forth certain information regarding net sales categories for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$22,591	$23,806	$(1,215)	(5.1%)
Outdoor lifestyle net sales	34,608	36,426	(1,818)	(5.0%)
Total net sales	$57,199	$60,232	$(3,033)	(5.0%)
For the three months ended October 31, 2025, total net sales decreased $3.0 million, or 5.0%, from the comparable quarter last year with lower net sales in both our shooting sports and outdoor lifestyle categories, primarily from lower e-commerce channel net sales. The decrease in net sales was partially offset by price increases on our products to mitigate additional tariff costs associated with tariffs imposed by the U.S. Administration in March and April of 2025.

Net sales in our e-commerce channel decreased $3.9 million, or 15.9%, from the comparable quarter last year, primarily because of lower net sales to the world's largest online retailer. We believe this decline reflects their inventory management actions, which reduced net sales across most of our products. In addition, we had lower direct-to-consumer net sales for products sold on our websites due to reduced consumer demand.
Net sales in our traditional channel increased by $828,000, or 2.3%, compared to the same quarter last year, driven primarily by stronger hunting and outdoor cooking product sales within our outdoor lifestyle category. This growth was partially offset by lower sales of our meat processing equipment.
New products, which we define as any SKU introduced over the prior two fiscal years, represented 31.4% of net sales for the three months ended October 31, 2025.
Gross margin for the three months ended October 31, 2025 decreased 240 basis points over the comparable quarter last year, primarily because of higher promotional activity, including sales of slow-moving inventory at low margins; increased depreciation expense; and higher inbound freight and tariff costs.

The following table sets forth certain information regarding consolidated net sales and gross profit for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net sales	$86,901	$101,875	$(14,974)	(14.7%)
Cost of sales	46,945	54,043	(7,098)	(13.1%)
Gross profit	$39,956	$47,832	$(7,876)	(16.5%)
% of net sales (gross margin)	46.0%	47.0%
The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
e-commerce channel net sales	$31,113	$40,783	$(9,670)	(23.7%)
Traditional channel net sales	55,789	61,092	(5,303)	(8.7%)
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Domestic net sales	$82,247	$94,060	$(11,813)	(12.6%)
International net sales	4,654	7,815	(3,161)	(40.4%)
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
The following table sets forth certain information regarding net sales categories for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Shooting sports net sales	$36,574	$42,484	$(5,910)	(13.9%)
Outdoor lifestyle net sales	50,327	59,391	(9,064)	(15.3%)
Total net sales	$86,901	$101,875	$(14,974)	(14.7%)
For the six months ended October 31, 2025, total net sales decreased $15.0 million, or 14.7%, from the prior year comparable period. We believe the decrease in net sales was primarily a result of certain customers in our traditional channel accelerating into our fourth fiscal quarter of 2025 orders that we had originally planned to receive in our first fiscal quarter of 2026, which we believe was due to the anticipated increased costs associated with tariffs imposed by the U.S. Administration in March and April of 2025. The decrease in net sales was partially offset by price increases on our products to mitigate the additional tariff costs.

Net sales in our e-commerce channel decreased $9.7 million, or 23.7%, from the prior year comparable period, primarily because of lower net sales to the world's largest online retailer that resulted in lower net sales for the majority of our product categories.
Net sales in our traditional channel decreased $5.3 million, or 8.7%, from the prior year comparable period, which we believe is from acceleration of orders into our fourth fiscal quarter of 2025, as mentioned above. Traditional channel net sales decreased primarily because of lower net sales of the majority of our product categories, partially offset by higher personal protection product sales in our shooting sports category and outdoor cooking product sales in our outdoor lifestyle category.
New products, which we define as any SKU introduced over the prior two fiscal years, represented 30.5% of net sales for the six months ended October 31, 2025.

Gross margin for the six months ended October 31, 2025 decreased 100 basis points from the prior year comparable period, primarily because of higher promotional activity as well as higher depreciation, freight, and tariff costs.

Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$1,222	$1,866	$(644)	(34.5%)
Selling, marketing, and distribution	14,331	14,973	(642)	(4.3%)
General and administrative	8,453	8,998	(545)	(6.1%)
Total operating expenses	$24,006	$25,837	$(1,831)	(7.1%)
% of net sales	42.0%	42.9%
Research and development expenses decreased $644,000 from the comparable quarter last year, primarily from lower depreciation expense. Selling, marketing, and distribution expenses decreased $642,000 from the comparable quarter last year mainly because of lower sales-volume related expenses, including compensation-related expenses. General and administrative expenses decreased $545,000 from the comparable quarter last year, primarily because of lower variable compensation-related expenses and acquired intangible amortization expense, partially offset by higher public company costs.
The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$3,177	$3,540	$(363)	(10.3%)
Selling, marketing, and distribution	24,851	26,356	(1,505)	(5.7%)
General and administrative	16,655	17,439	(784)	(4.5%)
Total operating expenses	$44,683	$47,335	$(2,652)	(5.6%)
% of net sales	51.4%	46.5%
Research and development expenses decreased $363,000 from the prior year comparable period, primarily from lower depreciation expense. Selling, marketing, and distribution expenses decreased $1.5 million from the prior year comparable period mainly because of lower sales-volume related expenses, including compensation-related expenses. General and administrative expenses decreased $784,000 from the prior year comparable period, primarily because of lower variable compensation-related expenses and acquired intangible amortization expense, partially offset by higher public company costs.
Operating Income/(Loss)
The following table sets forth certain information regarding operating income for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating income	$2,091	$3,070	$(979)	(31.9%)
% of net sales (operating margin)	3.7%	5.1%
Operating income for the three months ended October 31, 2025 was $979,000 lower as compared to the comparable quarter last year primarily from lower net sales volume that resulted in $2.8 million of lower gross profit, partially offset by $1.8 million of lower operating expenses.

The following table sets forth certain information regarding operating (loss)/income for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating (loss)/income	$(4,727)	$497	$(5,224)	(1,051.1%)
% of net sales (operating margin)	(5.4%)	0.5%
We recorded an operating loss of $4.7 million for the six months ended October 31, 2025 as compared to operating income of $497,000 in the prior year comparable period. The decrease in operating income is primarily because of lower net sales volume that resulted in $7.9 million of lower gross profit, partially offset by $2.7 million of lower operating expenses.

Income Taxes
The following table sets forth certain information regarding income tax benefit for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$—	$12	$(12)	(100.0%)
% of income from operations (effective tax rate)	—%	0.4%		(0.4%)
We recorded no income tax expense for the three months ended October 31, 2025 compared with income tax expense of $12,000 for the comparable quarter last year. The income tax expense recorded for the three months ended October 31, 2025 and 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets.
The following table sets forth certain information regarding income tax benefit for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Income tax expense	$53	$34	$19	55.9%
% of income from operations (effective tax rate)	(1.1%)	4.4%		(5.5%)
We recorded income tax expense of $53,000 for the six months ended October 31, 2025 compared with income tax expense of $34,000 for the prior year comparable period. The income tax expense recorded for the six months ended October 31, 2025 and 2024 was primarily due to a full valuation allowance recorded against our deferred tax assets.
Net Income/(Loss)
The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net income	$2,075	$3,111	$(1,036)	(33.3%)
Net income per share
Basic	$0.16	$0.24	$(0.08)	(33.3%)
Diluted	$0.16	$0.24	$(0.08)	(33.3%)
Net income was $2.1 million, or $0.16 per diluted share, for the three months ended October 31, 2025 compared with net income of $3.1 million, or $0.24 per diluted share, for the comparable quarter last year. The lower net income was primarily related to lower net sales volume and lower gross profit during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024.

The following table sets forth certain information regarding net (loss)/income and the related per share data for the six months ended October 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024	$ Change	% Change
Net (loss)/ income	$(4,754)	$746	$(5,500)	(737.3%)
Net (loss)/income per share
Basic	$(0.37)	$0.06	$(0.43)	(716.7%)
Diluted	$(0.37)	$0.06	$(0.43)	(716.7%)
Net loss was $4.8 million, or $0.37 loss per diluted share, for the six months ended October 31, 2025 compared with net income of $746,000, or $0.06 per diluted share, for the prior year comparable period. The net loss was primarily related to lower net sales volume and lower gross profit during the six months ended October 31, 2025 as compared to the six months ended October 31, 2024.

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

The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the three and six months ended October 31, 2025 and 2024, respectively (dollars in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2025	2024	2025		2024

	(Unaudited)
GAAP net income/(loss)	$2,075	$3,111	$(4,754)		$746
Interest expense/(income)	75	6	68		(142)
Income tax expense	—	12	53		34
Depreciation and amortization	3,418	3,293	6,435		6,577
Stock compensation	848	866	1,499		1,798
Technology implementation	30	—	30		—
Non-recurring inventory reserve adjustment	—	—	—	—	221
Emerging growth status transition costs	—	121	—		163
Other	34	78	34		78
Non-GAAP Adjusted EBITDA	$6,480	$7,487	$3,365		$9,475
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
The following table sets forth certain cash flow information for the six months ended October 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Operating activities	$(14,998)	$(12,287)	$(2,711)	(22.1%)
Investing activities	(1,356)	(1,573)	217	13.8%
Financing activities	(3,958)	(1,615)	(2,343)	(145.1%)
Total cash flow	$(20,312)	$(15,475)	$(4,837)	(31.3%)
Operating Activities
On an annual basis, operating activities generally represent the principal source of our cash flow.
Cash used in operating activities was $15.0 million for the six months ended October 31, 2025 compared with cash used in operating activities of $12.3 million for the six months ended October 31, 2024. Cash used by operating activities for the six months ended October 31, 2025 was primarily impacted by $4.1 million of lower accrued payroll and incentives because of timing of payroll accruals and the annual payment of management incentives and $19.3 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare for the fall and winter hunting and holiday seasons as well as new product launches later in the fiscal year. In addition, we capitalized higher tariff costs into inventory for tariffs imposed on inventory purchases for product manufactured in China. The cash usage for the six months ended October 31, 2025 was partially offset by a $3.4 million increase in accounts payable due to the timing of inventory purchases as we built our inventory balances higher during our first fiscal quarter, and $2.4 million of increase accrued expenses primarily related to the higher tariff expense imposed on inventory purchases for product manufactured in China.

Investing Activities
Cash used in investing activities was $1.4 million during the six months ended October 31, 2025, a decrease of $217,000 as compared to the prior year comparable period. We expect to spend approximately $4.0 million to $4.5 million of capital expenditures in fiscal 2026, compared to the $3.9 million we spent in fiscal 2025.
Financing Activities
Cash used in financing activities was $4.0 million for the six months ended October 31, 2025, primarily from $3.2 million used to repurchase 314,376 shares of our common stock.
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
We had $3.1 million of cash equivalents on hand as of October 31, 2025 and had $23.4 million in cash and cash equivalents on hand as of April 30, 2025.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of October 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three and six months ended October 31, 2025 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Total first quarter fiscal year 2026	240,437	$10.47	1,304,300	$4,645
August 1, 2025 to August 31, 2025	—	—	—	4,645
September 1, 2025 to September 30, 2025	73,939	8.76	1,378,239	—
October 1, 2025 to October 31, 2025	—	—	—	10,000
Total second quarter fiscal year 2026	73,939	$8.76	1,378,239	$10,000
Total year-to-date fiscal year 2026	314,376	$10.07	1,378,239	$10,000
(1)On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three and six months ended October 31, 2025, under these authorizations, we repurchased 73,939 and 314,376 shares of our common stock for $662,000 and $3.2 million utilizing cash on hand. As of October 31, 2025, we have $10.0 million of available funds to repurchase our common stock under the current authorization.
(2)The average price per share excludes fees paid to acquire the shares.
Item 5. Other Information
During the quarter ended October 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: December 9, 2025	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: December 9, 2025	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer