Form 10-Q
period 2026-01-31
American Outdoor Brands, Inc.
filed 2026-03-12
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
Commission File No. 001-39366
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 12,595,760 shares of common stock, par value $0.001, outstanding as of March 6, 2026.

AMERICAN OUTDOOR BRANDS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended January 31, 2026 and 2025
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

Statement Regarding Forward-Looking Information
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the following:
•our expectation that the unrecognized compensation expense related to unvested restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, will be recognized over a weighted average remaining contractual term of 1.0 years;
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

•the uncertainty around tariff policies and potential recovery of tariffs paid that have been determined to be unlawful, and the potential for increased tariffs on our products, including additional tariffs that may be imposed by the current presidential administration;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	January 31, 2026 (Unaudited)	April 30, 2025

	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,395	$23,423
Accounts receivable, net of allowance for credit losses of $408 on January 31, 2026 and $159 on April 30, 2025	32,919	39,337
Inventories	110,177	104,717
Assets held for sale	899	—
Prepaid expenses and other current assets	4,013	3,970
Income tax receivable	188	143
Total current assets	158,591	171,590
Property, plant, and equipment, net	9,820	11,231
Intangible assets, net	25,250	31,411
Right-of-use assets	31,157	31,896
Other assets	155	227
Total assets	$224,973	$246,355
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,687	$15,717
Accrued expenses	13,297	13,872
Accrued payroll and incentives	554	5,871
Lease liabilities, current	1,537	1,336
Total current liabilities	28,075	36,796
Lease liabilities, net of current portion	31,229	31,949
Total liabilities	59,304	68,745
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on January 31, 2026 and April 30, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,232,922 shares issued and 12,459,653 shares outstanding on January 31, 2026 and 14,974,217 shares issued and 12,696,356 shares outstanding on April 30, 2025	15	15
Additional paid in capital	282,214	280,711
Retained deficit	(83,527)	(74,700)
Treasury stock, at cost (2,773,269 shares on January 31, 2026 and 2,277,861 shares on April 30, 2025)	(33,033)	(28,416)
Total equity	165,669	177,610
Total liabilities and equity	$224,973	$246,355
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2026	2025	2026	2025

	(In thousands, except per share data)
Net sales	$56,576	$58,505	$143,477	$160,380
Cost of sales	33,396	32,382	80,341	86,425
Gross profit	23,180	26,123	63,136	73,955
Operating expenses:
Research and development	1,332	1,947	4,509	5,487
Selling, marketing, and distribution	14,369	15,019	39,220	41,376
General and administrative	7,959	8,854	24,614	26,293
Impairment of assets held for sale	3,433	—	3,433	—
Total operating expenses	27,093	25,820	71,776	73,156
Operating (loss)/income	(3,913)	303	(8,640)	799
Other (expense)/ income, net:
Other income, net	6	47	100	189
Interest (expense)/income, net	(165)	(123)	(233)	19
Total other (expense)/income, net	(159)	(76)	(133)	208
(Loss)/income from operations before income taxes	(4,072)	227	(8,773)	1,007
Income tax expense	1	58	54	92
Net (loss)/income	$(4,073)	$169	$(8,827)	$915
Net (loss)/income per share:
Basic	$(0.32)	$0.01	$(0.70)	$0.07
Diluted	$(0.32)	$0.01	$(0.70)	$0.07
Weighted average number of common shares outstanding:
Basic	12,549	12,764	12,635	12,830
Diluted	12,549	13,124	12,635	13,215
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the three months ended January 31, 2026 and 2025	Shares	Amount		Retained Deficit	Shares	Amount	Total Equity
Balance at October 31, 2024	14,890	$15	$278,677	$(73,877)	2,057	$(25,961)	$178,854
Net income	—	—	—	169	—	—	169
Stock-based compensation	—	—	887	—	—	—	887
Issuance of common stock under restricted stock unit awards, net of tax	21	—	(2)	—	—	—	(2)
Repurchase of treasury stock	—	—	—	—	117	(1,222)	(1,222)
Balance at January 31, 2025	14,911	$15	$279,562	$(73,708)	2,174	$(27,183)	$178,686

Balance at October 31, 2025	15,222	$15	$281,438	$(79,454)	2,592	$(31,602)	$170,397
Net loss	—	—	—	(4,073)	—	—	(4,073)
Stock-based compensation	—	—	776	—	—	—	776
Issuance of common stock under restricted stock unit awards, net of tax	11	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	181	(1,431)	(1,431)
Balance at January 31, 2026	15,233	$15	$282,214	$(83,527)	2,773	$(33,033)	$165,669

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the nine months ended January 31, 2026 and 2025	Shares	Amount		Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net income	—	—	—	915	—	—	915
Stock-based compensation	—	—	2,685	—	—	—	2,685
Shares issued under employee stock purchase plan	39	—	286	—	—	—	286
Issuance of common stock under restricted stock unit awards, net of tax	171	—	(516)	—	—	—	(516)
Repurchase of treasury stock	—	—	—	—	271	(2,609)	(2,609)
Balance at January 31, 2025	14,911	$15	$279,562	$(73,708)	2,174	$(27,183)	$178,686

Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
Net loss	—	—	—	(8,827)	—	—	(8,827)
Stock-based compensation	—	—	2,275	—	—	—	2,275
Shares issued under employee stock purchase plan	40	—	304	—	—	—	304
Issuance of common stock under restricted stock unit awards, net of tax	219	—	(1,076)	—	—	—	(1,076)
Repurchase of treasury stock	—	—	—	—	495	(4,617)	(4,617)
Balance at January 31, 2026	15,233	$15	$282,214	$(83,527)	2,773	$(33,033)	$165,669
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended January 31,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(8,827)	$915
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	9,445	9,814
Provision for credit losses on accounts receivable	(352)	26
Impairment of assets held for sale	3,433	—
Stock-based compensation expense	2,275	2,685
Changes in operating assets and liabilities:
Accounts receivable	6,770	(5,940)
Inventories	(9,008)	(22,456)
Prepaid expenses and other current assets	(43)	3,072
Income tax receivable	(45)	10
Accounts payable	(2,572)	3,811
Accrued payroll and incentives	(5,317)	(537)
Right of use assets	1,107	1,236
Accrued expenses	(1,063)	1,872
Other assets	—	74
Lease liabilities	(887)	(978)
Net cash used in operating activities	(5,084)	(6,396)
Cash flows from investing activities:
Payments to acquire patents and software	(550)	(799)
Payments to acquire property and equipment	(2,005)	(2,594)
Net cash used in investing activities	(2,555)	(3,393)
Cash flows from financing activities:
Proceeds from notes and loans payable	9,120	7,000
Payments on notes and loans payable	(9,120)	(7,000)
Payments to acquire treasury stock	(4,617)	(2,609)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	304	286
Payment of employee withholding tax related to restricted stock units	(1,076)	(516)
Net cash used in financing activities	(5,389)	(2,839)
Net decrease in cash and cash equivalents	(13,028)	(12,628)
Cash and cash equivalents, beginning of period	$23,423	$29,698
Cash and cash equivalents, end of period	$10,395	$17,070
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$273	$236
Income taxes (net of refunds)	$95	$72

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Disclosure of Non-cash Operating and Investing Activities (in thousands):

	For the Nine Months Ended January 31,
	2026	2025
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$579	$146
Changes in right of use assets for operating lease obligations	368	—
Changes in lease liabilities for operating lease obligations	368	—
Record assets held for sale	4,332	—
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025

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
(2) Basis of Presentation:
Interim Financial Information
Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2025. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of January 31, 2026, our condensed consolidated statement of operations for the three and nine months ended January 31, 2026 and 2025, and our condensed consolidated statement of cash flows for the nine months ended January 31, 2026 and 2025. The consolidated balance sheet as of April 30, 2025 was derived from audited financial statements.
The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
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
Disaggregation of Revenue
The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channel net sales	$25,976	$27,234	$(1,258)	(4.6%)
Traditional channel net sales	30,600	31,271	(671)	(2.1%)
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
Our e-commerce channel includes net sales from customers that do not traditionally operate a physical brick-and-mortar store, but generate the majority of their revenue from consumer purchases at their retail websites. Our e-commerce channel also includes our direct-to-consumer sales. Our traditional channel includes customers that operate

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
primarily out of physical brick and mortar stores and generate the large majority of their revenue from consumer purchases at their brick-and-mortar locations.
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$54,236	$56,172	$(1,936)	(3.4%)
International net sales	2,340	2,333	7	0.3%
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$21,249	$24,997	$(3,748)	(15.0%)
Outdoor lifestyle net sales	35,327	33,508	1,819	5.4%
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channel net sales	$57,089	$68,017	$(10,928)	(16.1%)
Traditional channel net sales	86,388	92,363	(5,975)	(6.5%)
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$136,483	$150,232	$(13,749)	(9.2%)
International net sales	6,994	10,148	(3,154)	(31.1%)
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$57,823	$67,481	$(9,658)	-14.3%
Outdoor lifestyle net sales	85,654	92,898	(7,244)	-7.8%
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
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
For the Three and Nine Months Ended January 31, 2026 and 2025
We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant.
The following table sets forth the change in accrued warranties, which was recorded in accrued expenses, during the nine months ended January 31, 2026, and 2025 (in thousands):

	2026	2025
Beginning balance	$1,392	1,243
Warranties issued and adjustments to provisions	1,024	1,459
Warranty claims	(1,017)	(1,332)
Ending balance	$1,399	$1,370

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
For the Three and Nine Months Ended January 31, 2026 and 2025
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
The amounts of assets and liabilities related to our operating leases as of January 31, 2026 and April 30, 2025 are as follows (in thousands):

	January 31, 2026	April 30, 2025
Operating Leases
Right-of-use assets	$37,516	$37,474
Accumulated amortization	(6,360)	(5,578)
Right-of-use assets, net	$31,157	$31,896

Lease liabilities, current portion	$1,537	$1,336
Lease liabilities, net of current portion	31,229	31,949
Total operating lease liabilities	$32,766	$33,284
For the three and nine months ended January 31, 2026, we recorded $1.0 million and $3.2 million, respectively, of operating lease costs, of which $51,000 and $219,000, respectively, related to short-term leases. For the three and nine months ended January 31, 2025, we recorded $1.0 million and $3.1 million, respectively, of operating lease costs, of which $2,000 related to short-term leases. As of January 31, 2026, our weighted average lease term and weighted average discount rate for our operating leases were 13.0 years and 6.0%, respectively. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases were 13.5 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through our fiscal year ending April 30, 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.
Future lease payments for all our operating leases for the remainder of fiscal 2026 and for succeeding fiscal years, as of January 31, 2026, are as follows (in thousands):

Operating
2026	$862
2027	3,461
2028	3,510
2029	3,534
2030	3,572
Thereafter	32,462
Total future lease payments	47,401
Less amounts representing interest	(14,635)
Present value of lease payments	32,766
Less current maturities of lease liabilities	(1,537)
Long-term maturities of lease liabilities	$31,229
The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $887,000 and $978,000 for the nine months ended January 31, 2026 and 2025, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
(4) Intangible Assets, net:
The following table summarizes intangible assets as of January 31, 2026 and April 30, 2025 (in thousands):

	January 31, 2026			April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$77,380	$(72,913)	$4,467	$89,980	$(82,623)	$7,357
Developed software and technology	28,252	(23,618)	4,634	28,155	(22,238)	5,917
Patents, trademarks, and trade names	70,368	(56,812)	13,556	70,060	(53,966)	16,094
	176,000	(153,343)	22,657	188,195	(158,826)	29,368
Patents and software in development	2,163	—	2,163	1,612	—	1,612
Total definite-lived intangible assets	178,163	(153,343)	24,820	189,807	(158,826)	30,981
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$178,593	$(153,343)	$25,250	$190,237	$(158,826)	$31,411
We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $2.1 million and $2.4 million for the three months ended January 31, 2026 and 2025, respectively. Amortization expense amounted to $6.4 million and $7.2 million for the nine months ended January 31, 2026 and 2025, respectively.
Future expected amortization expense for the remainder of fiscal 2026 and for succeeding fiscal years, as of January 31, 2026, are as follows (in thousands):

Fiscal	Amount
2026	$2,030
2027	5,802
2028	4,426
2029	3,014
2030	2,299
2031	1,443
Thereafter	3,643
Total	$22,657
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
For the Three and Nine Months Ended January 31, 2026 and 2025
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled as below as of January 31, 2026 and April 30, 2025 (in thousands) which would be the maximum amount of loss subject to credit risk.
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
We do not have any Level 2 financial assets or liabilities as of January 31, 2026 and April 30, 2025.
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. The fair value of the Disposal Group as disclosed in Note 13 - Assets Held for Sale and the table below (in thousands), was determined using Level 3 inputs under the fair value hierarchy. Significant assumptions included projected cash flows of the brand and market-based revenue multiples observed in comparable transactions. We did not have any Level 3 financial assets or liabilities as of April 30, 2025.

	January 31, 2026	April 30, 2025
Cash and cash equivalents (Level 1)	$10,395	$23,423
Assets held for sale (Level 3)	899	—

(6) Inventories:
The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of January 31, 2026 and April 30, 2025 (in thousands):

	January 31, 2026		April 30, 2025
Finished goods	$101,353	(a)	$96,105
Finished parts	3,088		2,680
Work in process	229		306
Raw material	5,507		5,626
Total inventories	$110,177		$104,717

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
(a) The rise in finished goods inventory reflects higher tariff costs on products sourced from outside the U.S., stemming from tariffs imposed by the U.S. Administration starting in March and April 2025.
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
On March 25, 2022, we amended our secured loan and security agreement, or the First Amended Loan and Security Agreement, increasing the revolving line of credit to $75 million, secured by substantially all our assets, maturing in March 2027, with available borrowings determined by a borrowing base calculation. The First Amended Loan and Security Agreement also includes an option to increase the credit commitment by an additional $15 million. The amended revolving line bears interest at a fluctuating rate equal to the Base Rate or Secured Overnight Financing Rate, or SOFR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.25% to a maximum of 1.75% based on certain conditions as defined in the First Amended Loan and Security Agreement. The financing arrangement contains covenants relating to minimum debt service coverage.
During the three months ended January 31, 2026, we borrowed $3.8 million on our revolving line of credit for general business purposes. Also during the three months ended January 31, 2026, we paid in full, the $3.8 million borrowed on our revolving line of credit utilizing cash on hand. As of January 31, 2026, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at January 31, 2026, those borrowings would have borne interest at approximately 5.18%, which is equal to SOFR plus the applicable margin.
As of January 31, 2026, we have irrevocable standby letters of credit totaling $7.8 million to collateralize duty drawback bonds. During the three months ended January 31, 2026, no amounts have been drawn on the letters of credit.
On March 10, 2026, we amended our secured loan and security agreement, or the Third Amended Loan and Security Agreement, secured by substantially all our assets. From a material perspective, the Third Amended Loan Agreement contains substantially similar terms to those contained in the First Amended Loan and Security Agreement. Examples of changes in the amendment include, among others, an extension of the maturity date to March 2031, increases to the limits on permitted acquisitions, and a reduction of the covenant trigger threshold. Borrowing availability under the facility is subject to a borrowing base calculation. The financing arrangement also contains financial covenants, including a minimum debt service coverage ratio.

(8) Equity:
Treasury Stock
On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three and nine months ended January 31, 2026, under these authorizations, we repurchased 181,032 and 495,408 shares of our common stock for $1.4 million and $4.6 million utilizing cash on hand. During the three and nine months ended January 31, 2025, under these authorizations, we repurchased 117,090 and 270,587 shares of our common stock for $1.2 million and $2.6 million utilizing cash on hand, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
Earnings per Share
We compute diluted earnings per share by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. All of our outstanding RSUs were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2026 and 2025.
The following table provides a reconciliation of the net (loss)/ income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2026			2025
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (loss)/earnings	$(4,073)	12,549	$(0.32)	$169	12,764	$0.01
Effect of dilutive stock awards	—	—	—	—	360	—
Diluted (loss)/earnings	$(4,073)	12,549	$(0.32)	$169	13,124	$0.01
The following table provides a reconciliation of the net (loss)/income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2026 and 2025 (in thousands, except per share data)

	For the Nine Months Ended January 31,
	2026			2025
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (loss)/earnings	$(8,827)	12,635	$(0.70)	$915	12,830	$0.07
Effect of dilutive stock awards	—	—	—	—	385	—
Diluted (loss)/earnings	$(8,827)	12,635	$(0.70)	$915	13,215	$0.07

        Due to the loss from operations for the three and nine months ended January 31, 2026, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive.
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
For the Three and Nine Months Ended January 31, 2026 and 2025
conditions and compensation cost is recognized over the service period based on the amount of awards that we believe is probable that will vest. To the extent we estimate changes, we will recognize a cumulative catch up in subsequent reporting periods. We assess the likelihood of achieving these performance conditions each quarter and adjust compensation expense accordingly.

For PSUs granted to our executive officers in the prior fiscal year, we calculated the fair value of our PSUs using the Monte-Carlo simulation. We incorporated the following variables into the valuation model for the period ended January 31, 2025 (awards in our prior fiscal year):

For the Nine Months Ended January 31,
2025
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
During the nine months ended January 31, 2026, we granted an aggregate of 79,729 PSUs to our executive officers. We also granted 222,002 RSUs during the nine months ended January 31, 2026, including 79,729 RSUs to executive officers and 142,273 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. In addition, in connection with a 2022 grant, we vested 52,277 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 104,554 shares to certain of our executive officers. During the nine months ended January 31, 2026, 8,626 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the nine months ended January 31, 2026, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.4 million.
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
For the Three and Nine Months Ended January 31, 2026 and 2025
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
We recognized $777,000 and $887,000 of stock-based compensation expense for the three months ended January 31, 2026 and 2025, respectively. We recognized $2.3 million and $2.7 million of stock-based compensation expense for the nine months ended January 31, 2026 and 2025, respectively
We record stock-based compensation expense primarily in general and administrative expenses.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the nine months ended January 31, 2026 and 2025 is as follows:

	For the Nine Months Ended January 31,
	2026		2025
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	700,953	$9.48	624,093	$11.27
Awarded	354,008	10.86	377,176	8.40
Vested	(321,000)	11.12	(226,535)	10.59
Forfeited	(8,626)	9.34	(46,669)	19.70
RSUs and PSUs outstanding, end of period	725,335	$9.43	728,065	$9.48
As of January 31, 2026, there was $2.0 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.1 years.
We have an employee stock purchase plan, or ESPP, which authorizes the sale of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2026 and 2025, 41,286 and 38,957 shares were purchased by our employees under our ESPP, respectively.
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

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
The following assumptions were used in valuing ESPP purchases under our ESPP during the nine months ended January 31, 2026 and 2025:

	For the Nine Months Ended January 31,
	2026	2025
Risk-free interest rate	4.23%	3.98%
Expected term	6 months	6 months
Expected volatility	60.7%	40.7%
Dividend yield	0%	0%

(9) Accrued Expenses:
The following table sets forth other accrued expenses as of January 31, 2026 and April 30, 2025 (in thousands):

	January 31, 2026	April 30, 2025
Accrued freight, duty, and tariff	$4,859	$6,379
Accrued sales allowances	2,202	1,865
Accrued warranty	1,399	1,392
Accrued commissions	1,785	1,694
Accrued professional fees	1,706	1,065
Accrued employee benefits	577	362
Accrued taxes other than income	278	563
Accrued other	493	553
Total accrued expenses	$13,297	$13,872
(10) Income Taxes:
The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $1,000 and $58,000 for the three months ended January 31, 2026 and 2025, respectively. We recorded income tax expense of $54,000 and $92,000 for the nine months ended January 31, 2026 and 2025, respectively. The effective tax rate for the three months ended January 31, 2026 and 2025 was 0.0% and 25.6%, respectively. The effective tax rate for the nine months ended January 31, 2026 and 2025 was (0.6)% and 9.1%, respectively.

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
For the Three and Nine Months Ended January 31, 2026 and 2025
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
For the three and nine months ended January 31, 2026 and 2025, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.
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

(13) Assets Held for Sale:
On December 12, 2025, our Board of Directors approved a plan to divest our ust branded product line (the “Disposal Group”). The Disposal Group consists primarily of inventory and long-lived intangible assets associated with the brand. We expect to complete the divestiture within twelve months.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended January 31, 2026 and 2025
The Disposal Group does not represent a strategic shift that will have a major effect on our operations or financial results. We concluded that the Disposal Group met the criteria for classification as held for sale under ASC 360-10 – Property, Plant, and Equipment during the three months ended January 31, 2026 and does not qualify as discontinued operations under ASC 205-20 – Presentation of Financial Statements. The results of the Disposal Group will continue to be reported within continuing operations.
Upon classification as held for sale, we measured the Disposal Group at the lower of its carrying amount or fair value less costs to sell. Based on our estimate of fair value using the income approach, we determined that the carrying value exceeded the fair value less costs to sell and recorded a non-cash impairment charge of $3.4 million during the three months ended January 31, 2026 included within operating income in the Condensed Consolidated Statements of Operations.
The carrying amounts of the major classes of assets included in the Disposal Group were as follows (in thousands):

January 31, 2026
Inventory	$3,548
Long-lived intangible asset	784
Impairment charge	(3,433)
Carrying value	$899
The impairment was allocated to the assets within the Disposal Group in accordance with ASC 360.
The fair value of the Disposal Group was determined using Level 3 inputs under the fair value hierarchy in ASC 820 – Fair Value Measurement. Significant assumptions included projected cash flows of the brand and market-based revenue multiples observed in comparable transactions. Costs to sell were estimated based on expected transaction-related fees and other incremental costs.
We will reassess the fair value of the Disposal Group at each reporting date until the transaction is completed. Any subsequent adjustments to fair value less costs to sell will be recognized in earnings in the period in which they are identified.

(14) Subsequent Events:
In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and could be subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from nearly all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2026 and 2025 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2025. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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
In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and could be subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from nearly all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
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
On December 12, 2025, our Board of Directors approved a plan to divest our ust branded product line (the “Disposal Group”). The Disposal Group consists primarily of inventory and long-lived intangible assets associated with the brand. We expect to complete the divestiture within twelve months. The Disposal Group does not represent a strategic shift that will have a major effect on our operations or financial results.
    We concluded that the Disposal Group met the criteria for classification as held for sale under ASC 360-10 – Property, Plant, and Equipment during the three months ended January 31, 2026 and does not qualify as discontinued operations under ASC 205-20 – Presentation of Financial Statements. The results of the Disposal Group will continue to be reported within continuing operations.

Third Quarter Fiscal 2026 Highlights
Our operating results for the three months ended January 31, 2026 included the following:
•Net sales were $56.6 million, a decrease of $1.9 million or 3.3%, from the comparable quarter last year.
•Gross margin was 41.0%, a decrease of 370 basis points, from the comparable quarter last year.
•Net loss was $4.1 million, or ($0.33) per diluted share, compared with net income of $169,000, or $0.01 per diluted share, for the comparable quarter last year.
•Non-GAAP Adjusted EBITDA was $3.3 million for the three months ended January 31, 2026 compared with $4.7 million for the three months ended January 31, 2025. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.
Our operating results for the nine months ended January 31, 2026 included the following:
•Net sales were $143 million, a decrease of $16.9 million or 10.5%, from the prior year comparable period.

•Gross margin was 44.0%, a decrease of 210 basis points, from the prior year comparable period.
•Net loss was $8.9 million, or $(0.70) per diluted share, compared with net income of $915,000, or $0.07 per diluted share, for the prior year comparable period.
•Non-GAAP Adjusted EBITDA was $6.7 million for the nine months ended January 31, 2026 compared with $14.2 million for the nine months ended January 31, 2025. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.
Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Net sales	$56,576	$58,505	$(1,929)	(3.3%)
Cost of sales	33,396	32,382	1,014	3.1%
Gross profit	$23,180	$26,123	$(2,943)	(11.3%)
% of net sales (gross margin)	41.0%	44.7%
The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channel net sales	$25,976	$27,234	$(1,258)	(4.6%)
Traditional channel net sales	30,600	31,271	(671)	(2.1%)
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
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
The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$54,236	$56,172	$(1,936)	(3.4%)
International net sales	2,340	2,333	7	0.3%
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
The following table sets forth certain information regarding net sales categories for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$21,249	$24,997	$(3,748)	(15.0%)
Outdoor lifestyle net sales	35,327	33,508	1,819	5.4%
Total net sales	$56,576	$58,505	$(1,929)	(3.3%)
For the three months ended January 31, 2026, total net sales decreased $1.9 million, or 3.3%, from the comparable quarter last year primarily from lower aiming solutions product net sales in our shooting sports category, partially offset by increased hunting and meat processing net sales in our outdoor lifestyle category. The decrease in total net sales was partially offset by pricing actions taken on our products to mitigate additional tariff costs associated with tariffs imposed by the U.S. Administration starting in March and April of 2025.

Net sales in our e-commerce channel decreased $1.3 million, or 4.6%, from the comparable quarter last year, primarily because of lower net sales to the world's largest online retailer. We believe this decline reflects their inventory management actions, which reduced net sales across most of our products.
Net sales in our traditional channel decreased by $671,000, or 2.1%, compared to the same quarter last year, driven primarily by lower aiming solutions net sales in our shooting sports category, partially offset by increased hunting, fishing, and meat processing product net sales within our outdoor lifestyle category.
New products, which we define as any SKU introduced over the past 24 months, represented 26.6% of net sales for the three months ended January 31, 2026.
Gross margin for the three months ended January 31, 2026 decreased 370 basis points from the comparable quarter last year, primarily because of recording additional reserves on slow-moving inventory, to record at net realizable value and to reallocate capital towards higher-return opportunities; increased depreciation expense; and higher inbound freight and tariff costs.
The following table sets forth certain information regarding consolidated net sales and gross profit for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Net sales	$143,477	$160,380	$(16,903)	(10.5%)
Cost of sales	80,341	86,425	(6,084)	(7.0%)
Gross profit	$63,136	$73,955	$(10,819)	(14.6%)
% of net sales (gross margin)	44.0%	46.1%
The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channel net sales	$57,089	$68,017	$(10,928)	(16.1%)
Traditional channel net sales	86,388	92,363	(5,975)	(6.5%)
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$136,483	$150,232	$(13,749)	(9.2%)
International net sales	6,994	10,148	(3,154)	(31.1%)
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
The following table sets forth certain information regarding net sales categories for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$57,823	$67,482	$(9,659)	(14.3%)
Outdoor lifestyle net sales	85,654	92,898	(7,244)	(7.8%)
Total net sales	$143,477	$160,380	$(16,903)	(10.5%)
For the nine months ended January 31, 2026, total net sales decreased $16.9 million, or 10.5%, from the prior year comparable period. We believe the decrease in net sales was primarily a result of certain customers in our traditional channel accelerating into our fourth fiscal quarter of 2025 orders that we had originally planned to receive in our first fiscal quarter of 2026, which we believe was due to the anticipated increased costs associated with tariffs imposed by the U.S. Administration starting in March and April of 2025. The decrease in net sales was partially offset by pricing actions taken on our products to mitigate the additional tariff costs.

Net sales in our e-commerce channel decreased $10.9 million, or 16.1%, from the prior year comparable period, primarily because of lower net sales to the world's largest online retailer that resulted in lower net sales for the majority of our product categories.
Net sales in our traditional channel decreased $6.0 million, or 6.5%, from the prior year comparable period, which we believe is from acceleration of orders into our fourth fiscal quarter of 2025, as mentioned above. Traditional channel net sales decreased primarily because of lower net sales of the majority of our product categories, partially offset by higher hunting and outdoor cooking product sales in our outdoor lifestyle category.
New products, which we define as any SKU introduced over the the past 24 months, represented 29.0% of net sales for the nine months ended January 31, 2026.
Gross margin for the nine months ended January 31, 2026 decreased 210 basis points from the prior year comparable period, primarily because of higher promotional activity, including sales of slow-moving inventory at low margins; recording additional reserves on slow-moving inventory, to record at net realizable value and to reallocate capital towards higher-return opportunities; increased depreciation expense; and higher inbound freight and tariff costs.

Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Research and development	$1,332	$1,947	$(615)	(31.6%)
Selling, marketing, and distribution	14,369	15,019	(650)	(4.3%)
General and administrative	7,959	8,854	(895)	(10.1%)
Impairment of assets held for sale	3,433	—	3,433	100%
Total operating expenses	$27,093	$25,820	$1,273	4.9%
% of net sales	48.0%	44.1%
Total operating expenses of $27.1 million included a $3.4 million non-cash impairment charge during the three months ended January 31, 2026 related to the write-down of the Disposal Group assets to estimated fair value less costs to sell. Total operating expenses, excluding this non-cash impairment charge, were $23.7 million, or $2.2 million lower than the comparable quarter last year. Research and development expenses decreased $615,000 from the comparable quarter last year, primarily from lower depreciation expense. Selling, marketing, and distribution expenses decreased $650,000 from the comparable quarter last year mainly because of lower sales-volume related expenses, including compensation-related expenses. General and administrative expenses decreased $895,000 from the comparable quarter last year, primarily because of lower variable compensation-related expenses and acquired intangible amortization expense, partially offset by higher public company costs.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Research and development	$4,509	$5,487	$(978)	(17.8%)
Selling, marketing, and distribution	39,220	41,376	(2,156)	(5.2%)
General and administrative	24,614	26,293	(1,679)	(6.4%)
Impairment of assets held for sale	3,433	—	3,433	100.0%
Total operating expenses	$71,776	$73,156	$(1,380)	(1.9%)
% of net sales	50.1%	45.6%
Total operating expenses of $71.8 million included a $3.4 million non-cash impairment charge during the nine months ended January 31, 2026 related to the write-down of the ust brand Disposal Group assets to estimated fair value less costs to sell. Total operating expenses, excluding this non-cash impairment charge, were $68.3 million, or $4.8 million lower than the prior year comparable period. Research and development expenses decreased $978,000 from the prior year comparable period, primarily from lower depreciation expense. Selling, marketing, and distribution expenses decreased $2.2 million from the prior year comparable period mainly because of lower sales-volume related expenses, including compensation-related expenses. General and administrative expenses decreased $1.7 million from the prior year comparable period, primarily because of lower variable compensation-related expenses and acquired intangible amortization expense, partially offset by higher public company costs.
Operating Income/(Loss)
The following table sets forth certain information regarding operating income for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating (loss)/income	$(3,913)	$303	$(4,216)	(1,391.4%)
% of net sales (operating margin)	(7.0%)	0.5%
Operating loss for the three months ended January 31, 2026 was $3.9 million as compared to operating income of $303,000 for the comparable quarter last year. The operating loss for the three months ended January 31, 2026 was primarily from lower net sales volume that resulted in $2.9 million of lower gross profit and a $3.4 million one-time non-cash impairment charge on assets held for sale.
The following table sets forth certain information regarding operating (loss)/income for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating (loss)/income	$(8,640)	$799	$(9,439)	(1,181.4%)
% of net sales (operating margin)	(6.0%)	0.5%
We recorded an operating loss of $8.6 million for the nine months ended January 31, 2026 as compared to operating income of $799,000 in the prior year comparable period. The operating loss during the nine months ended January 31, 2026 is primarily because of lower net sales volume that resulted in $10.8 million of lower gross profit and a $3.4 million one-time non-cash impairment charge on assets held for sale, partially offset by $1.4 million of lower operating expenses.

Income Taxes
The following table sets forth certain information regarding income tax benefit for the three months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Income tax expense	$1	$58	$(57)	(98.3%)
% of income from operations (effective tax rate)	—%	25.6%		(25.6%)
We recorded income tax expense of $1,000 for the three months ended January 31, 2026 compared with income tax expense of $58,000 for the comparable quarter last year. The income tax expense recorded for the three months ended January 31, 2026 and 2025 was primarily due to a full valuation allowance recorded against our deferred tax assets.
The following table sets forth certain information regarding income tax benefit for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Income tax expense	$54	$92	$(38)	(41.3%)
% of income from operations (effective tax rate)	(0.6%)	9.1%		(9.7%)
We recorded income tax expense of $54,000 for the nine months ended January 31, 2026 compared with income tax expense of $92,000 for the prior year comparable period. The income tax expense recorded for the nine months ended January 31, 2026 and 2025 was primarily due to a full valuation allowance recorded against our deferred tax assets.
Net Income/(Loss)
The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended January 31, 2026 and 2025 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change
Net (loss)/income	$(4,073)	$169	$(4,242)	(2,510.1%)
Net (loss)/income per share
Basic	$(0.32)	$0.01	$(0.33)	(3,300.0%)
Diluted	$(0.32)	$0.01	$(0.33)	(3,300.0%)
Net loss was $4.1 million, or $0.32 per diluted share, for the three months ended January 31, 2026 compared with net income of $169,000, or $0.01 per diluted share, for the comparable quarter last year. The lower net income was primarily related to lower net sales volume and lower gross profit as well as a $3.4 million one-time non-cash impairment charge on assets held for sale during the three months ended January 31, 2026 as compared to the three months ended January 31, 2025.
The following table sets forth certain information regarding net (loss)/income and the related per share data for the nine months ended January 31, 2026 and 2025 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change
Net (loss)/ income	$(8,827)	$915	$(9,742)	(1,064.7%)
Net (loss)/income per share
Basic	$(0.70)	$0.07	$(0.77)	(1,100.0%)
Diluted	$(0.70)	$0.07	$(0.77)	(1,100.0%)
Net loss was $8.8 million, or $0.70 loss per diluted share, for the nine months ended January 31, 2026 compared with net income of $915,000, or $0.07 per diluted share, for the prior year comparable period. The net loss was primarily related to lower net sales volume and lower gross profit as well as a $3.4 million one-time non-cash impairment charge on assets held for sale during the nine months ended January 31, 2026 as compared to the nine months ended January 31, 2025.

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
The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the three and nine months ended January 31, 2026 and 2025, respectively (dollars in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2026	2025	2026		2025

	(Unaudited)
GAAP net (loss)/income	$(4,073)	$169	$(8,827)		$915
Interest expense/(income)	165	123	233		(19)
Income tax expense	1	58	54		92
Depreciation and amortization	2,937	3,164	9,372		9,741
Stock compensation	776	887	2,275		2,685
Impairment of assets held for sale	3,433	—	3,433		—
Technology implementation	11	—	41		—
Non-recurring inventory reserve adjustment	—	223	—	—	444
Emerging growth status transition costs	—	82	—		245
Other	47	22	81		100
Non-GAAP Adjusted EBITDA (a)	$3,297	$4,728	$6,662		$14,203
(a) On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA, as mentioned above. Our non-GAAP Adjusted EBITDA for both the three and nine months ended January 31, 2026, included $1.7 million of costs related to these IEEPA tariffs as we began to expense those costs in our third quarter of fiscal 2026.

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
The following table sets forth certain cash flow information for the nine months ended January 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating activities	$(5,084)	$(6,396)	$1,312	20.5%
Investing activities	(2,555)	(3,393)	838	24.7%
Financing activities	(5,389)	(2,839)	(2,550)	(89.8%)
Total cash flow	$(13,028)	$(12,628)	$(400)	(3.2%)
Operating Activities
On an annual basis, operating activities generally represent the principal source of our cash flow.
Cash used in operating activities was $5.1 million for the nine months ended January 31, 2026 compared with cash used in operating activities of $6.4 million for the nine months ended January 31, 2025. Cash used by operating activities for the nine months ended January 31, 2026 was primarily impacted by $5.3 million of lower accrued payroll and incentives because of timing of payroll accruals and the annual payment of management incentives, $2.6 million of increased accounts payable because of timing of inventory shipments, and $9.0 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare new product launches later in the fiscal year. In addition, we capitalized higher tariff costs into inventory for tariffs imposed on inventory purchases for product manufactured in Asia. The cash usage for the nine months ended January 31, 2026 was partially offset by a $6.7 million of lower accounts receivable because of the timing of customer payments and product shipments.
During the three months ended January 31, 2026, we recorded a $3.5 million non-cash impairment charge related to the write-down of the Disposal Group assets to estimated fair value less costs to sell. The impairment charge was non-cash and did not impact our liquidity, cash flows from operations, or compliance with debt covenants. We expect the transaction to close within the next twelve months; however, the timing and ultimate proceeds remain subject to market conditions and buyer negotiations. Proceeds from the sale, if completed, are expected to be used for general corporate purposes.
Investing Activities
Cash used in investing activities was $2.6 million during the nine months ended January 31, 2026, a decrease of $838,000 as compared to the prior year comparable period. We expect to spend approximately $3.5 million to $4.0 million of capital expenditures in fiscal 2026, compared to the $3.9 million we spent in fiscal 2025.
Financing Activities
Cash used in financing activities was $5.4 million for the nine months ended January 31, 2026, primarily from $4.6 million used to repurchase 495,408 shares of our common stock.
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
We had $10.4 million of cash equivalents on hand as of January 31, 2026 and had $23.4 million in cash and cash equivalents on hand as of April 30, 2025.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of January 31, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three and nine months ended January 31, 2026 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Total first quarter fiscal year 2026	240,437	$10.47	1,304,300	$4,645
Total second quarter fiscal year 2026	73,939	$8.76	1,378,239	$10,000
November 1, 2025 to November 30, 2025	42,711	$6.68	1,420,950	$9,714
December 1, 2025 to December 31, 2025	88,262	$7.93	1,509,212	$9,014
January 1, 2026 to January 31, 2026	50,059	$8.79	1,559,271	$8,575
Total third quarter fiscal year 2026	181,032	$7.87	1,559,271	$8,575
Total year-to-date fiscal year 2026	495,408	$9.26	1,559,271	$8,575
(1)On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three and nine months ended January 31, 2026, under these authorizations, we repurchased 181,032 and 495,408 shares of our common stock for $1.4 million and $4.6 million utilizing cash on hand, respectively. As of January 31, 2026, we have $8.6 million of available funds to repurchase our common stock under the current authorization.
(2)The average price per share excludes fees paid to acquire the shares.
Item 5. Other Information
During the quarter ended January 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: March 12, 2026	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: March 12, 2026	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, and Treasurer