Form 10-K
period 2026-04-30
American Outdoor Brands, Inc.
filed 2026-06-25
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (12,242,301 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $84,104,608. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of Registrant’s Common Stock outstanding as of June 18, 2026 was 12,507,120.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2026

Accumax®, Autotorque®, BOG®, BUBBA®, Caldwell®, ClayCopter®, Claymore®, Deadshot®, Deathgrip®, Delta Series®, Don’t Be Outdoorsy – Be Outdoors®, E-MAX®, Engineered for the Unknown®, F.A.T. Stix®, F.A.T. Wrench®, Fieldpod®, Flex-Change®, Frankford Arsenal®, Golden Rod®, Grilla®, Grilla Grills®, Grilla Pie-Ro®, Hooyman®, Imperial®, Intellidropper®, Kong®, Lead Sled®, Lockdown®, Mag Charger®, Mammoth®, MEAT! Your Maker®, Nope Rope®, NXT®, Old Timer®, Orange Peel®, Paddoc®, Pile Driver®, Pullpup®, Primate®, RIG®, Schrade®, Sharpfinger®, Silverbac®, Tipton®, Treepod®, Triple Play®, Tunnel Vision®, Uncle Henry®, Unmatched Accuracy at the Bench and in the Field®, ust®, Velociradar®, Wheeler®, XLA®, Your Land. Your Legacy®, Brushline®, Crimson Trace®, Hardline®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, Night Guard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock™, From Niche to Known™, Nightcap™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, and Water to Plate™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, and Smith & Wesson®, among others. This report also may contain trademarks and trade names of other companies.

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

PART I
Item 1. Business
General
We are a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, meat processing, outdoor cooking, shooting, and personal security and defense products for rugged outdoor enthusiasts.
We conceive, design, produce or source, and sell our outdoor lifestyle products, including:
•premium sportsman knives and tools for fishing and hunting;
•land management tools for hunting preparedness and for use in the backyard;
•products used while hunting;
•meat processing equipment; and
•outdoor cooking products.
We conceive, design, produce or source, and sell our shooting sports accessories, including:
•rests, vaults, and other related accessories;
•electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips;
•and reloading, gunsmithing, and firearm cleaning supplies.
We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, and Performance Center by Smith & Wesson. In focusing on the growth of our brands, we organize our product development, customer service, and marketing teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes. Our brand lane structure allows us to efficiently leverage talent, expertise, and resources across multiple brands while maintaining a strong focus on the unique needs of each consumer vertical. This approach provides the benefits of dedicated brand support in a more scalable and cost-effective manner than maintaining separate teams for every individual brand.
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
Our objective is to enhance our position as a leading provider of high-quality and innovative outdoor lifestyle products and shooting sports accessories for the hunting, fishing, outdoor cooking, shooting, personal security and defense, and other rugged outdoor markets and to expand our addressable market into carefully selected new product arenas.
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

We believe that throughout our history, we have been able to utilize our understanding of consumer needs to develop and introduce innovative new disruptive products with strong intellectual property protection that have continually increased our market share in their product categories, such as our Caldwell ClayCopter, which we believe represents our entry into the consumable targets market within the shotgun sports category. We have enhanced our product development capabilities, developed a multi-faceted marketing approach, improved our multi-channel distribution platform, and expanded and diversified our business through organic growth and strategic acquisitions.
Our net sales for the fiscal years ended April 30, 2026, 2025 and 2024 totaled $190.5 million, $222.3 million, and $201.1 million, respectively. Our gross profit for the fiscal years ended April 30, 2026, 2025, and 2024 totaled $85.2 million, $99.3 million, and $88.4 million, respectively. Total assets were $226.6 million as of April 30, 2026 and $246.4 million as of April 30, 2025.
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
Market Opportunity
Our primary target customers are consumers who participate in outdoor and recreational activities and maintain active lifestyles. We serve these consumers through two categories: outdoor lifestyle and shooting sports. The outdoor lifestyle category includes brands and products focused on hunting, fishing, meat processing, outdoor cooking, and land management activities. The shooting sports category includes brands and products focused on solutions for target shooting, aiming, safe storage, cleaning and maintenance, and personal protection.

We believe these categories address end markets with differing market sizes, consumer behaviors, and growth drivers. We believe the outdoor lifestyle market represents a significantly larger addressable market opportunity than the shooting sports market due to its broader consumer participation base and exposure to multiple outdoor recreation verticals. Demand within our outdoor lifestyle category is generally influenced by long-term secular trends, including increased participation in outdoor activities, consumer interest in active and healthy lifestyles, and growth in adjacent outdoor recreation categories.
In contrast, demand within our shooting sports category is more closely tied to trends in firearm ownership and participation in shooting-related activities. As a result, sales within the shooting sports category may be more sensitive to macroeconomic conditions, legislative developments, public safety concerns, and other external events that can influence firearm purchasing behavior. We believe our presence across both categories provides exposure to complementary consumer markets and diversified demand drivers.
Outdoor recreation participation trends have remained favorable since 2020, resulting in approximately 14.5 million new participants since January 2020, driven in part by the onset of the COVID-19 pandemic. A report issued in 2025 by the Outdoor Industry Association noted that the outdoor recreation participant base grew by 3.0 percent in calendar 2024 to a record 181.1 million participants, representing 58.6 percent of the United States population ages six and older. According to industry studies published by the Outdoor Industry Association, Southwick Associates, and the Recreational Boating and Fishing Foundation, participation has increased across a range of outdoor activities, including camping, fishing, and hunting. As of 2024, the Outdoor Foundation and Recreational Boating & Fishing Foundation estimated there were approximately 57.9 million anglers over the age of six in the United States, including more than 43 million freshwater anglers and 15 million saltwater anglers. In addition, our acquisition of Grilla in March 2022 provided entry into the estimated $7 billion outdoor cooking industry comprised of approximately 92 million outdoor cooking households .

Participation trends in shooting sports have also remained strong. According to the National Shooting Sports Foundation, or NSSF, firearm ownership growth since 2020 contributed to approximately 26.2 million new entrants into shooting sports. In a 2025 study, the NSSF economic impact report estimates 3.9 million new gun owners in 2024 alone. In a 2022 study, the NSSF estimated that participation in sport shooting increased from 34 million adults in 2009 to 63.5 million adults in 2022. Additionally, the Outdoor Industry Association estimated that approximately 15 million people participated in hunting activities in 2022.
Competitive Strengths
Portfolio of Leading Brands and Products Focused on the Rugged Outdoor Market
We currently sell our products under 19 distinct brands that we believe focus on the desires of our consumers and have a reputation for superior quality and product innovation. We believe we have built loyalty and brand recognition over our history by understanding our core consumers and delivering innovative products that they desire.
Our Brands Have Significant Runway for Growth
Our brands are organized into four brand lanes focused on specific consumer verticals that are based on consumer behaviors and desires. This structure organizes our business in a manner intended to deploy specific resources dedicated to designing and marketing products directed at these respective consumer verticals. For each existing brand, we apply the relevant strategy and the dedicated brand lane resources to unlock the brand’s potential value. We use the defined methodologies to determine the types of products desired by that specific consumer and then design products in both existing and new categories that meet those desires. We believe this approach helps us drive growth from opportunities in new product categories and expand our footprint in existing categories.
Repeatable Process for Innovating and Rejuvenating Mature Product Categories
We have 46 product designers, engineers, quality and sourcing specialists, and software developers situated across five in-house state-of-the-art product development labs who have demonstrated the capability of delivering over 200 new products, annually. Our product development employees come from diverse industry backgrounds, including medical and laboratory equipment, aerospace and defense, home goods, and automotive. We believe this diversity yields a unique combination of methods and perspectives that fosters innovation within traditionally mature rugged outdoor product categories. We have developed a proprietary process that identifies large addressable markets where our brands can participate, seek out the most common consumer pain points within those markets, then seek to resolve those pain points with new innovative products and services, especially where we can create new intellectual property to protect our growth. We recognize the importance of innovation and protecting our intellectual property. Recent consumer research continues to indicate strong demand for innovative and value-aligned products. NielsenIQ reported in 2022 that 63% of U.S. consumers prefer to purchase new products from brands known for their innovation and quality. In addition, NielsenIQ research further suggests that innovation remains a significant driver of consumer purchasing behavior and brand growth. We currently have more than 440 issued and pending patents and have registered and unregistered trademarks related to our products. New products, which we define as any SKU introduced over the trailing 24 months, represented 29.4% of net sales for fiscal 2026. New products introduced since fiscal 2020 represented over 50% of our fiscal 2026 net sales and delivered a compound average growth rate of over 34% during that time. For the fiscal year ended April 30, 2026, products protected by intellectual property accounted for approximately 54% of our $190.5 million in net sales.

One example of this innovation is our entry into the large, underserved "catch and release" market with our BUBBA tournament-grade Pro Series Smart Fish Scale, or Pro SFS, which is integrated with smart technology that consumers can access through a BUBBA smartphone application. This smart technology allows anglers to log their catches, record detailed information, and connect with other anglers to share information about their catches and their excursions. We believe the BUBBA Pro SFS is the first product of its kind and is intended to reinvent the way anglers pursue their sport. In addition to fostering enhanced competition and enabling the gamification of freshwater fishing through its tournament functionality, the BUBBA Pro SFS supports conservation and sustainability in fishing by allowing anglers to catch, weigh, and immediately release their catch, reducing the fish out-of-the-water time. In fiscal 2025, we launched the BUBBA SFS Lite, which offers some of the same professional grade features and gamification capabilities for casual fishing trips, at a price that everyday anglers can appreciate. We also partnered with Major League Fishing® ("MLF") to develop SCORETRACKER LIVE®, a connected tournament management and real-time scoring platform that supports our entry into a new product category, expands our reach to new consumers within the tournament fishing market, and strengthens opportunities to grow distribution of our connected fishing products. The strategy we employed with BUBBA is an illustration of our multi-year product development approach.

Another example of our multi-year product development approach is our Caldwell ClayCopter™ platform, a revolutionary new target shooting ecosystem centered around proprietary launchers, biodegradable target consumables, and connected software. The platform originated with the ClayCopter handheld launcher, an easy-to-use electronic launcher that propels lightweight biodegradable discs up to 100 yards in a variety of flight patterns, providing shooters with a unique and challenging experience while making it easy and fun to take a thrower and targets to the range. For nearly 150 years, traditional clay targets have been the most practical option for shotgun sports enthusiasts; however, traditional clay systems typically require heavy, bulky throwers that are cumbersome to transport and store, while the targets themselves are fragile, fly in predictable patterns, and are often sold in heavy containers that create transportation and retail challenges. The ClayCopter platform was designed entirely in-house and includes pending intellectual property. The original handheld launcher weighs just three pounds yet delivers the power of a traditional thrower in a compact motorized design that fits easily in a range bag or backpack, while ClayCopter target discs are approximately 70% lighter than traditional clays, are designed to break only when shot, and are sold in lightweight, compact tubes that are less expensive to transport allowing retailers and our Caldwell brand to ship directly to consumers. During fiscal 2026, we expanded the platform with the introduction of the Caldwell ClayCopter Surface-to-Air™ launcher, a portable ground-based system capable of holding up to 50 target discs and delivering customizable target presentations, as well as the Caldwell Claymore Connect™, a Bluetooth-enabled electronic thrower for traditional clay targets. Both products integrate with the new Caldwell Clays™ mobile app, which allows users to wirelessly control up to ten launchers simultaneously from up to 100 yards away, create customized target presentations, and utilize innovative features such as Touch-to-Launch technology. Together, these products extend our proprietary ecosystem, enhance the consumer experience, create opportunities for recurring consumable sales, and establish a connected software platform that provides a foundation for future innovation and engagement within the category.
Because we have such a wide breadth of products that span 19 brands, our product development teams frequently leverage our products to “cross-pollinate” technology across brand lanes and bring new insights into mature product categories. An example of this ‘cross-pollination’ can be found in our BUBBA Pro SFS, which we launched in 2023 and which incorporates technology or design from products that are situated across all four brand lanes. The BUBBA Pro SFS incorporates lithium battery pack technology from our Caldwell brand, Bluetooth connection capability to a smart phone with live data monitoring and logging through a cloud server system from our Lockdown brand, interactive LCD screen and menu system from our BOG brand, and waterproof storage system and iconic Non-Slip Grip technology from our BUBBA brand.
Leverageable Platform for Acquisitions with Demonstrated Acquisition Execution
We believe our brand lanes and sales organization provide us with a leverageable platform from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our customer base. In addition, our senior management team brings significant acquisition experience, having completed a total of 34 transactions over the last 18 years, ranging from $1 million to approximately $1 billion in enterprise value. In conjunction with reviewing potential acquisition candidates, we believe that our long-standing industry relationships facilitate the identification of future potential acquisition targets.
Experienced, Entrepreneurial Management Team
Our senior management team has substantial knowledge and experience in the rugged outdoor industry. This team is responsible for defining and executing our business strategies with a “brand-first” orientation supported by our brand lanes and sales organization. We strive to promote a collaborative and supportive environment for our employees, which allows the pursuit of new ideas and experimentation, leading to a highly entrepreneurial culture.
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
We believe our track record of understanding consumer desires, introducing flagship products in our core product categories, and then strategically expanding within those categories will enable us to continue to expand our existing product offerings. We recently received the following awards:

•Industry Choice Awards "Innovation of the Year 2025" – Caldwell ClayCopter;
•Guns & Ammo "Innovation of the Year 2025" – Caldwell ClayCopter;
•ICAST 2025 "Best Cutlery, Hand Pliers or Tools" – BUBBA Smart Fish Scale (SFS) Lite;
•Outdoor Life 2025 “Best Overall Chamber Vac Sealer” and “Best Overall External Vac Sealer” – MEAT! Your Maker;
•Outdoor Life 2025 "Best Clay Throwers" – Caldwell Claymore;
•Smoked BB Source 2025 "Best Vertical Smoker" – Grilla Mammoth Vertical Pallet Smoker;
•Outdoor Life 2025 "Best Large Hopper Sausage Stuffers" – MEAT! Your Maker 15.0 Pound Vertical Sausage Stuffer; and
•Food & Wine 2025 "Best Splurge Meat Grinder" – MEAT! Your Maker 0.5 Horsepower Dual Grind Meat Grinder.
Leverage Our Innovation Advantage To Gain Market Share, Enter New Product Categories, Enter New Consumer Markets, and Expand Distribution
We plan to continue to leverage our innovation advantage to grow our business through gaining market share, entering new product categories, entering new consumer markets, and expanding our distribution. For instance, we believe we have displaced competitors in the meat processing market with products from MEAT! Your Maker, a brand that was created entirely in-house. Within our Caldwell brand, new products in our Claymore family of clay throwers, together with our new ClayCopter Surface-to-Air and handheld launchers and targets, expanded our participation in the shotgun shooting sports category and, we believe, contributed to our increased product distribution with the nation's largest mass-market retailer during fiscal 2026. Within our BUBBA brand, we believe our innovative BUBBA Pro Series SFS and SFS Lite represents our organic entry into the large freshwater fishing "catch and release" market. We also partnered with MLF to develop SCORETRACKER LIVE®, a connected tournament management and real-time scoring platform that supports our entry into a new product category, expands our reach to new consumers within the tournament fishing market, and strengthens opportunities to grow distribution of our connected fishing products. We believe our innovative Hooyman brand seed spreaders represent our organic expansion in the farm, home, and hardware distribution channels. Our fiscal 2022 acquisition of Grilla represents our entry into an estimated $7 billion outdoor cooking market by providing high quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens. We expect, by gaining market share, entering new product categories, entering new consumer markets, and expanding distribution, we will further increase and diversify our customer base.
Cultivate and Enhance Consumer Relationships through Our Digital Platforms
We plan to continue to cultivate and enhance our direct relationships with consumers by addressing the growing desire of consumers to engage directly with the product and brand source and by recognizing the changing retail landscape and the trend to two-day or next-day delivery. We have established dedicated websites for all of our key brands, and each of our brands has access to marketing and e-commerce resources that work to support online marketing and delivery methods that foster direct-to-consumer efforts. We also expect that our direct-to-consumer efforts will generate pull-through for our products at retail locations for those consumers who prefer a traditional retail approach rather than purchasing directly from our online platform. In addition, our e-commerce platform allows consumers to purchase our products directly from our warehouse, which is not constrained by inventory management efforts at retail. Our e-commerce platform and digital systems also provide opportunities to support the launch of entirely new brands and products to meet the needs of our consumers. For example, we leveraged our e-commerce platform and digital ecosystem to organically enter the meat processing market with our MEAT! Your Maker brand, which includes grinders, mixers, vacuum sealers, sausage stuffers, dehydrators, and slicers. In addition, we sell the majority of our Grilla branded products, directly to consumers on our e-commerce platform. Although we began selling these brands into the traditional channel in fiscal 2024 and fiscal 2025, respectively, we have sold and expect to continue to sell these products directly to consumers through our websites MEATyourmaker.com and grillagrills.com. In fiscal 2026, our direct-to-consumer channel represented 14.3% of our total net sales.

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

Pursue Acquisitions that Financially and Strategically Complement our Current Business
We plan to continue to complement our organic growth initiatives by pursuing strategic acquisitions that will enable us to expand our product offerings, add new brands, penetrate adjacent and complementary markets, increase our customer base, expand our supply chain, increase our marketing and distribution capabilities, and enhance our operating results through improved acquired company performance, especially when we believe we can improve the performance and profitability of an acquired company through the implementation of our operating methods, strategies, flexible technology platforms, and services. We believe our acquisition of Grilla in fiscal 2022 demonstrated the above criteria. We believe the architecture of our brand lanes, sales organization, distribution capabilities, and flexible technology platforms provide us with a leverageable structure from which to integrate acquisitions quickly, achieve cost savings, provide immediate brand support, and add sales expertise to drive brand penetration within our existing customer base.
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
Our outdoor lifestyle products include premium sportsmen knives and tools for fishing and hunting; land management tools for hunting preparedness and for use in the backyard; products used while hunting; meat processing equipment; and outdoor cooking products. While our shooting sports accessories products include rests, handgun vaults, and other related accessories; electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and reloading, gunsmithing, and firearm cleaning supplies.
We typically launch over 200 new products each year. We generally strive to bring a new product from concept to market within 12 months, depending on product complexity and other matters. Our extensive product portfolio includes highly regarded brands, such as Caldwell, our line of shotgun sports products, shooting and range supplies, BOG, our line of hunting accessories; BUBBA, our line of fishing tools and knives; MEAT! Your Maker, our line of meat processing equipment; and Grilla, our line of outdoor cooking products.
Approximately 17% of our employees are focused on research and development activities. In fiscal 2026, 2025, and 2024, our gross spending on research and development activities relating to the development of new products was $6.1 million, $7.7 million, and $6.9 million, respectively. We expense research and development costs as incurred.
Our Brands
We currently sell our products under 19 distinct brands organized under two categories.

We own all of our brands with the exception of those brands and trademarks that we license, which includes the Smith & Wesson logo, the script “Smith & Wesson,” the “M&P” logo, and the script “Performance Center,” which are well-known and have a reputation for quality, value, and trustworthiness in the accessories industry.

Outdoor Lifestyle Brands
•BOG – hunting accessories
•BUBBA – fishing knives and tools
•Grilla - outdoor cooking products
•Hooyman – land management tools
•Imperial – knives and tools
•M&P Accessories – knives and tools
•MEAT! Your Maker – meat processing equipment
•Old Timer – knives and tools
•Performance Center by Smith & Wesson – knives and tools
•Schrade – knives and tools
•Smith & Wesson Accessories – knives and tools
•Uncle Henry – knives and tools

Shooting Sports Brands
•Caldwell – shooting range and marksman products
•Crimson Trace – aiming solutions
•Frankford Arsenal – reloading products
•LaserLyte – training systems
•Lockdown – security and storage solutions
•M&P Accessories – flashlights, and various accessories
•Performance Center by Smith & Wesson – cleaning kits, and various accessories
•Smith & Wesson Accessories – flashlights, hearing and eye protection, and cleaning kits
•Tipton – cleaning and maintenance products
•Wheeler – gunsmithing tools

Brand Lanes
Our Brand Lanes are the foundation for our distinctive product development, customer service, and marketing functions. Our brand-first approach is combined with passionate personnel to deliver authentic experiences to our consumers. Our knowledgeable employees develop a deep understanding of our brands and understand precisely what our customers and consumers desire most in new products. Dedicated management, marketing, creative, digital support, and engineering resources supporting each brand lane allow us to strategically and efficiently approach our development roadmap and marketing efforts.
Marketing
We deploy a multi-faceted strategy to engage with consumers and to deliver positive consumer experiences. Our marketing approach begins with our team utilizing digital, television, print, and other advertising media to assure that our customers and consumers connect with our brands and to the products we offer.
In order to help convert at the point of purchase, increase the likelihood of loyal consumer relationships, and build advocacy with our consumer base, we market our products to consumers using focused campaigns that align with each brand’s core characteristics. In this regard, we utilize what we believe are the most impactful mediums, such as in-store retail merchandising, online merchandising, grassroots events, digital advertising campaigns, influencer marketing, and robust distribution of content across most social media channels, to encourage enthusiasts to continue exploring our brand offerings and ultimately lead to purchases. Our influencers are active across a variety of social media platforms, regularly posting brand imagery, lifestyle content, instructional material, and detailed reviews of our products to help promote our brands. To further our message, we frequently participate in various earned media across a full spectrum of digital and print publications, which drives authenticity back to our consumer base as they read about the latest information regarding our suite of new products. This multifaceted approach is intertwined with the brand lane structure that we believe differentiates us from our competition and offers a significant advantage in efficiency.
For the fiscal years ended April 30, 2026, 2025, and 2024, advertising and promotion expenses were $9.6 million, $10.9 million, and $11.1 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.
Original Content
We utilize content as an engine to drive our strategic approach to marketing. We continue to emphasize the enhancement of our content capture and editing capabilities. Our team of producers and external resources has provided an accessible outlet for regularly distributed fresh content for each of our key brands. The deployment of this content assists us in positioning our brands, garnering the attention of our customers, establishing a lifestyle connection with those discovering our brands for the first time, and educating our consumer base about the features and benefits of the products that fall within each brand. By owning the development and controlling the distribution of our content, we are able to ensure that each message is consistent with the respective brand's positioning and strategy.
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
Distribution, Channels, and Customers
We distribute our products through e-commerce and traditional distribution channels. Our e-commerce channels include net sales from customers that do not traditionally operate a physical brick and mortar store but rather generate the majority of their revenues from consumer purchases from their retail websites. This also includes our own e-commerce platform, including our websites. Our traditional channels include net sales from customers that primarily operate out of physical brick and mortar stores and generate the large majority of revenues from consumer purchases inside their brick-and-mortar locations. These traditional distribution channels include sports specialty stores, sporting goods stores, dealers and distributors, mass market, home and auto retailers, and original equipment manufacturers. Our go-to-market strategies for these two channels are tailored very differently, with e-commerce initiatives focused on digital advertising and consumer awareness, while traditional channel initiatives include in-store displays, focused advertising, and tailored promotional programs. The world’s largest e-commerce retailer, through its very extensive customer base and consumer-driven product offerings, accounted for 18.3% and 20.3% of our net sales for fiscal 2026 and 2025, respectively.
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
Sourcing, Assembly, and Production
Except for certain assembly operations performed at our Columbia, Missouri facility, we generally utilize third-party contract manufacturers and suppliers for our finished products and components. Third-party contract manufacturers and suppliers provide finished products and components to us in accordance with our product and component specifications. Third parties also supply us and our contract manufacturers with the raw materials used in our products and components, including steel, plastic, aluminum, copper, lead, and packaging materials. Most of our third-party contract manufacturers and suppliers are in Asia, primarily China, and, to a lesser extent, Taiwan, Thailand, Cambodia, Vietnam, Myanmar, and the Philippines.
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
Although we do not have long-term contractual arrangements with any of our suppliers, we have long-standing working relationships that we believe guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on these independent parties exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.
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
We also lease 2,500 square feet of office space in Shenzhen, People's Republic of China and 2,500 square feet of office space in Yanjiang, People's Republic of China.
Our Missouri facility includes our principal executive, administrative, financial, sales, customer service, marketing, research and development, production, assembly, and distribution operations. Our China facilities house certain research and development staff.
Patents, Trademarks, and Copyrights
We recognize the importance of innovation and protecting our intellectual property. We currently have more than 440 active or pending patents at the United States Patent and Trademark Office and have registered and unregistered trademarks related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.
We rely on a combination of patents, copyrights, trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We market our products and accessories under 19 distinct brands, including the brands sold under a license agreement.
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
Acquisitions
As noted previously, we are building our business both organically and inorganically. In fiscal 2022, we acquired substantially all of the assets of the Grilla Grills business for $27.0 million. The acquisition of Grilla represents our entry into an estimated $7 billion outdoor cooking market by providing high-quality, barbecue grills; Wi-Fi-enabled wood pellet grills; smokers; accessories; and modular outdoor kitchens.
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
Seasonality
Our business is typically seasonal, especially because many of our products are used in outdoor-based activities. Our sales are typically the highest between August and January because of demand relating to prime hunting season, seasonal cutlery promotions, the timing of industry trade shows, and holiday season demand. In addition, there is heightened demand for our fishing and outdoor cooking products during the spring and early summer months. As a result of seasonal and quarterly operating fluctuations, we do not believe that comparisons between different quarters within a single year are relevant or can be relied upon as indicators of performance for any fiscal year. In addition, the sales of our products may also be affected by unseasonal weather conditions.
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
Attracting, Developing, and Retaining Employees
Our ability to attract, develop, and retain talented employees and foster an inclusive work environment is integral to our long-term success. As of April 30, 2026, we had 267 employees, nearly all of whom were located in the United States. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.
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
Employee Health and Safety
We believe the physical and mental health and well-being of our employees is important to our success. Our employee health care benefits are competitive, and include medical insurance, as well as dental and vision care programs. We support the mental well-being of our employees through our employee assistance program, which provides employee assistance for a range of mental health issues including stress and anxiety, as well as chemical dependence, legal questions, parenting matters, financial counseling, and the sourcing of dependent care resources. We also maintain a Wellness Program that incentivizes healthy behavior, as well as information sessions related to employee well-being.

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
•nine annual scheduled holidays;
•a generous paid time off program;
•short-term and long-term disability coverage paid 100% by the company;
•paid and unpaid leaves of absence, including paid family and medical leave;
•flexible work schedules;
•flexible spending and health savings accounts;
•life and disability insurance coverage;
•employee stock purchase plan;
•on-site fitness center;
•on-site nursing room;
•employee assistance programs; and
•product discounts
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
•tuition reimbursement program;
•reimbursement for continuing professional education for our professionally licensed employees;
•support for membership in professional associations; and
•in-house training to aid career advancement.
Backlog
We had a backlog of orders for our products totaling $1.6 million and $2.6 million as of April 30, 2026 and 2025, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available product. Although we generally fulfill our order backlog, we allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.
Information About Our Executive Officers
The following table sets forth information regarding our executive officers:

Name	Age	Position
Brian D. Murphy	42	President and Chief Executive Officer
H. Andrew Fulmer	51	Chief Financial Officer
James E. Tayon	36	Chief Product Officer
Brent A. Vulgamott	42	Chief Operating Officer
Brian D. Murphy has served as our President and Chief Executive Officer and a member of our Board of Directors since August 2020. Mr. Murphy served as Co-President and Co-Chief Executive Officer of Smith & Wesson Brands, Inc. from January 2020 until August 2020. Mr. Murphy served as President of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2017 to January 2020. From December 2016 until May 2017, he was President of the Outdoor Recreation Division of Smith & Wesson Brands, Inc., the activities of which were collapsed into Outdoor Product & Accessories. From February 2015 until December 2016, he was Vice President, Corporate Development of Vista Outdoor Inc., a publicly held designer, manufacturer, and marketer of outdoor sports and recreation products. From April 2013 until February 2015, Mr. Murphy was Director of Mergers & Acquisitions and Director of

Financial Planning & Analysis for Alliant Techsystems, an aerospace, defense, and outdoor sporting goods company. Mr. Murphy held various management roles at McMaster-Carr Supply Company, a supplier of maintenance, repair, and operations materials to industrial and commercial facilities worldwide, from April 2011 until March 2013. From May 2006 until October 2010, he served as an investment banker with the publicly held firm Houlihan Lokey, where he advised companies in the areas of strategy, acquisitions, divestitures, recapitalizations, and restructuring.
H. Andrew Fulmer has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since August 2020, and as Secretary of our company since December 2025. Mr. Fulmer served as Vice President, Financial Planning & Analysis of Smith & Wesson Brands, Inc. from 2016 until August 2020. Mr. Fulmer was Senior Director of Financial Planning & Analysis of Smith & Wesson Brands, Inc. from January 2015 until March 2016, Director of Financial Planning & Analysis from October 2011 until January 2015, and Assistant Controller from September 2010 until October 2011. From May 2006 until September 2010, Mr. Fulmer was Controller for Steeltech Building Products, a privately held construction company. From June 1996 until May 2006, Mr. Fulmer held various roles at PricewaterhouseCoopers LLP in both audit and tax. Mr. Fulmer is a licensed CPA in the Commonwealth of Massachusetts.
James E. Tayon has served as our Chief Product Officer since December 2023. Prior to his promotion, he served as our Vice President of Marketing & Product Development since March 2022. Mr. Tayon served as our Vice President of Product Development from August 2020 until March 2022. Mr. Tayon served as Vice President of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from May 2020 until August 2020; Director of Product Development of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2019 to May 2020; Product Engineering Manager of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from July 2017 until March 2019; Engineering Supervisor from August 2016 until July 2017; and a Product Development Engineer from 2012 until 2016. From 2008 until 2012, Mr. Tayon was a Product Development Engineer for J2 Scientific, a laboratory automation equipment designer and manufacturer, where he worked with Los Alamos National Labs developing custom automation solutions for nuclear sampling.
Brent A. Vulgamott, has served as our Chief Operating Officer since October 2023. Prior to his promotion, he served as our Vice President of Sales, Operations & Analytics since March 2022. Mr. Vulgamott served as our Vice President of Operations & Analytics from August 2020 until March 2022. Mr. Vulgamott served as Vice President of Operations of the Outdoor Products & Accessories Division of Smith & Wesson Brands, Inc. from March 2020 until August 2020. From November 2018 to March 2020, Mr. Vulgamott was the Director of Finance for Lockton Companies, a privately held insurance broker. From November 2015 to November 2018, Mr. Vulgamott was Division Controller for the Outdoor Products & Accessories Division of Smith & Wesson Brands Inc. From April 2011 to October 2015, Mr. Vulgamott held finance leadership and management roles at Ford Motor Company and Piston Automotive, a publicly held automotive company and privately held automotive sub-supplier. From August 2007 to March 2011, Mr. Vulgamott held various accounting and financial planning and analysis roles with companies, including State Street Bank & Trust Co and Cerner Corporation.
Other Key Employees
The following sets forth information regarding individuals other than our Chief Executive Officer, Chief Financial Officer, Chief Product Officer, and Chief Operating Officer who serve as key employees of our company.
Kyle M. Carter, age 43, has served as our Corporate Controller and Assistant Secretary since August 2020. In this role, Mr. Carter oversees our accounting, financial reporting, treasury, and internal control functions, including SEC reporting and acquisition support. Mr. Carter played a leadership role in the Company’s separation and formation as an independent publicly traded company. Mr. Carter served as Assistant Corporate Controller of Smith & Wesson Brands Inc. from October 2010 until August 2020. Prior to joining Smith & Wesson Brands, Inc., Mr. Carter served as Senior Audit Associate at Cherry Bekaert LLP, where he focused primarily on company audits and SEC reporting for public registrant clients, from May 2006 to September 2010.
Tyler Lindwall, age 36, has served as our Vice President of Corporate Development since April 2026. In this role, Mr. Lindwall leads our corporate development activities, including evaluating acquisition opportunities and supporting transaction execution and integration. Mr. Lindwall served as Vice President of Corporate Development, FP&A, and Investor Relations at Vista Outdoor Inc. and its successor organization. Earlier in his career, he held corporate development roles at Alliant Techsystems (ATK), where he supported the spin-off of Vista Outdoor and the merger of ATK’s aerospace and defense businesses with Orbital Sciences. He began his career in investment banking at Houlihan Lokey.

Elizabeth A. Sharp, age 63, has served as our Vice President of Investor Relations since August 2020. Ms. Sharp served as Vice President, Investor Relations of Smith & Wesson Brands, Inc. from May 2005 until August 2020. From June 1996 until May 2005, Ms. Sharp was Vice President of Corporate Relations for Three-Five Systems, Inc., a multi-national company providing a broad range of electronics manufacturing services, where she was responsible for investor relations, public relations, marketing communications, and media relations. From June 1986 until June 1996, Ms. Sharp served in leadership positions in Human Resources, Communications, and Administration.

Item 1A. Risk Factors
Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects. The most significant risks that could materially and adversely affect our business operations, financial condition, and cash flows include the risk factors described below.
These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
We have summarized our risk factors as follows:
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
•Fluctuations in the costs and availability of finished products, components, and raw materials could affect our business and operating results.
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
•Interruptions in the proper functioning of our information systems or other issues with our Enterprise Resource Planning systems could cause disruption to our operations.
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
•There are risks associated with the Trademark License Agreement.
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
We source a significant portion of our made-to-order finished products and components from third-party contract manufacturers and other suppliers located primarily in Asia. We depend on our contract manufacturers and other suppliers to maintain high levels of productivity and satisfactory delivery schedules. Our ability to secure qualified suppliers that meet our quality and other standards and to receive from them these products and components in a timely and efficient manner represents a challenge, especially with suppliers located and products and components sourced outside of the United States. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, military actions, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business. If we experience significantly increased demand, or if we need to replace an existing supplier as a result of a lack of performance, we may be unable to supplement or replace our production capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a supplier that has the capability and resources to meet our product specifications in sufficient volume and satisfy our service and quality control standards. Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, failure to meet production deadlines, insufficient quality control, problems with production capacity, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located may exist and could adversely affect our business.

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
Fluctuations in the costs and availability of finished products, components, and raw materials could affect our business and operating results.
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
We also use numerous raw materials, including steel, wood, and plastics, that we purchase from third-party suppliers to produce and test our products. Uncertainties related to governmental fiscal policies, including increased duties, tariffs, or other trade restrictions, could increase the prices of finished products, components, and raw materials we purchase from third-party suppliers. An outbreak or escalation of hostilities between the United States and a foreign power, or between foreign powers, including conflicts or heightened tensions in regions that are significant producers, processors, or transit routes for petroleum products, could result in a real or perceived shortage of petroleum, which may lead to an increase in the cost of energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. Furthermore, increased energy costs negatively affect our freight costs due to higher fuel prices. Future limitations on the availability, transportation, distribution or consumption of petroleum products and/or an increase in energy costs for the operations of our third-party manufacturers and other vendors, could have a material adverse effect upon our business.

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
We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brand recognition and the consumer demand for our products. We rely on print and electronic media advertising, social media and digital marketing to increase consumer awareness of our brands to increase purchasing intent and conversation. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
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
We often rely on third parties, including product sourcing intermediaries, independent sales representatives, and agents. These representatives and agents sometimes have the actual or apparent authority to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they agree to low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could harm our reputation and put us at risk for prosecution in the United States or internationally.
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
With consumers shopping online via e-commerce retailers, we face intense pressure to make our products readily and conveniently available via e-commerce services. Our success in participating in e-commerce depends on our ability to effectively use our marketing resources to communicate with existing and potential customers. To increase our e-commerce sales, we may have to be more promotional to compete, which could impact our gross margin and increase our marketing expenses. We continue to enhance our direct-to-consumer e-commerce platform, but also rely on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. We may not be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.
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
We sell our products through online retailers, sport specialty stores, sporting goods stores, dealers and distributors, and mass market home and auto retailers. The world’s largest e-commerce retailer accounted for 18.3% of our fiscal 2026 net sales through its very extensive customer base of end consumers.
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
Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain finished products and components from suppliers in certain countries in Asia and Europe, including China and, to a lesser extent, Taiwan, Thailand, Cambodia, Vietnam, the Philippines, and Myanmar. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations, may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the United States and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.
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

In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act (“Section 122 tariffs”) which have been in effect since February 24, 2026.

In March 2026, the U.S. Court of International Trade (“CIT”) issued an order directing U.S. Customs and Border Protection (“CBP”) to process refunds of certain IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims and we are pursuing refund claims. We have recognized an IEEPA tariff refund receivable under the loss recovery accounting model, which was recorded in other current assets; recognized a benefit related to expected recoveries of previously paid IEEPA tariffs, which was recorded as a reduction of cost of goods sold; and reduced the carrying value of inventory on hand for tariffs previously capitalized as cost of inventory. The ultimate timing and amount of recoveries remain subject to review and processing by governmental authorities and could be affected by future legal, regulatory, or administrative developments. We cannot predict whether or when any refunds will be available, and the U.S. Administration has indicated it intends to contest refund claims.

In addition, there continues to be uncertainty regarding existing and proposed tariff regimes, including the potential imposition, modification, suspension, or invalidation of tariffs under various statutory authorities. For example, in response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. U.S. and other country trade policies may change in the future, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations.

Interruptions in the proper functioning of our information systems or other issues with our Enterprise
    Resource Planning systems could cause disruption to our operations.

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
Artificial Intelligence (AI), presents new risks and challenges that may affect our business. We have made investments to integrate AI and machine learning technology into our operations and these AI applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively against our competitors and adversely affect our business and results of operations. We recognize that the integration of AI into our product development, software applications, customer service, and other business operations presents new or unknown intellectual property and cybersecurity risks and challenges. The use of these tools may introduce risks, including, but not limited to, errors or hallucinated outputs; bias; cybersecurity vulnerabilities; unauthorized disclosure of confidential information or personal data, intellectual property, or trade secrets; infringement allegations; and failures to comply with changing laws and regulations governing AI, privacy, consumer protection, and workplace practices. Rapid technological progress in the industry regarding new and emerging AI technologies, such as agentic and generative AI, may require additional investment in the development, integration, security, and maintenance, as well as the development of appropriate policies and safeguards to maintain a responsible and ethical AI framework. These requirements could increase our expenses as we continue to expand the application of AI technologies where warranted, or to address changes to AI technologies, frameworks, or regulations.
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
We currently license the Smith & Wesson, M&P, and Performance Center trademarks. We entered into a trademark license agreement on August 24, 2020, which was amended and restated on April 11, 2024 (as amended and restated, the “Trademark License Agreement”). The Trademark License Agreement provides us with a limited, non-transferable, exclusive license to use certain trademarks for the sale of accessories, tools, and cutlery, which license allows us to sell Smith & Wesson, M&P, and Performance Center branded products on an exclusive basis. The Trademark License Agreement requires us to pay royalties on a calendar quarterly basis. The term of the Trademark License Agreement will be five years from May 1, 2024 (the “Initial Term”). Following the term of the Trademark License Agreement, the parties may agree to one or more five-year renewal terms. The Trademark License Agreement permits the licensor to terminate the Trademark License Agreement and purchase the assets of the business line selling licensed products at any time commencing three years after the effective date. Further, under the agreement, we lack control over the direction, strategy, marketing, and reputation of the licensed trademarks, which could impact our ability to realize the anticipated benefits from the Trademark License Agreement.
We may have increased costs as a result of being a public company.
The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Laws and regulations applicable to public companies could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and Nasdaq. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.
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
•changes in government policies and recommendations, including tariffs;
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and Strategy
We have implemented a set of comprehensive cybersecurity and data protection policies and procedures placing special interest in addressing cybersecurity threats and effectively managing associated risks. Our cybersecurity program is designed to identify, assess, and proactively manage material risk from cybersecurity threats, which are integrated into our overall risk management systems, as overseen by the Company’s Board of Directors, primarily through its Audit Committee. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our information technology program is led by our Director of Information Technology, who strives to monitor and mitigate risks from cybersecurity threats and provides reporting to the Audit Committee.
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
Our cybersecurity program includes some key aspects such as (i) a Cybersecurity Leader who oversees our day-to-day program, (ii) outsourced information technology firm and consultants with significant expertise in cybersecurity (iii) an incident response team comprised of a cross-section of management with oversight over our programs, (iv) incident detection and response policies, (v) ongoing security awareness training programs for all employees, and (vi) a dedicated security administrator position to oversee any alerts or suspicious activity reported across the enterprise.

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
•Periodic education and testing of our employees via targeting phishing simulations, monthly optional cybersecurity training courses, and a variety of digital and print signage;
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
IT leadership is responsible for developing appropriate cybersecurity programs, including as may be required by applicable law or regulation. This includes the coordination and creation of an Incident Response Policy, Incident Response Team, and Incident Response Plan in the event of a cybersecurity event. The AOB Incident Response policy covers our internal program and guidelines. The incident response team is composed of various stakeholders from all necessary aspects of the business, and the plan includes the steps to follow and communications necessary if/when a cybersecurity event occurs. The individual incident response team members represent expertise in IT, cybersecurity, public/investor relations, finance, and operations that has been obtained generally from a combination of education and awareness, including relevant degrees and/or certifications, and work experience. The Director of IT has served in various roles in information technology and information security for over 30 years, including serving in technical management and leadership positions in multiple verticals. The Director of IT holds undergraduate and graduate degrees in computer science and has attained several recognized network and security certifications throughout their career. The individual incident response team members are informed by their respective cybersecurity teams regarding the monitoring, prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.
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
Item 2. Properties
The following table sets forth information regarding our principal operating properties and other significant properties as of April 30, 2026. All the properties listed below are leased. In general, our operating properties are well maintained, suitably equipped, and in good operating condition.

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
Holders
On June 18, 2026, there were 222 record holders of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
None.
Repurchases of Common Stock
As of April 30, 2026, we had one open authorized share repurchase program. The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2026 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Total first quarter fiscal year 2026	240,437	$10.47	1,304,300	$4,645
Total second quarter fiscal year 2026	73,939	8.76	1,378,239	10,000
Total third quarter fiscal year 2026	181,032	7.87	1,559,271	8,575
February 1, 2026 to February 28, 2026	43,265	9.12	1,602,536	8,180
March 1, 2026 to March 31, 2026	12,610	8.86	1,615,146	8,068
April 1, 2026 to April 30, 2026	—	—	1,615,146	8,068
Total fourth quarter fiscal year 2026	55,875	9.06	1,615,146	8,068
Total year-to-date fiscal year 2026	551,283	$9.24	1,615,146	$8,068

(1)On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025 our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the years ended April 30, 2026 and 2025, under these authorizations, we repurchased a total of 551,283 and 374,446 shares, respectively, of our common stock for $5.1 million and $3.8 million, respectively, utilizing cash on hand. As of April 30, 2026, we have $8.1 million of available funds to repurchase our common stock under the current authorization.
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
Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended April 30, 2026 and 2025. The comparison of, and changes between, the fiscal years ended April 30, 2025 and 2024 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on June 26, 2025.
Background
We operate as one reporting segment. We analyze revenue streams in various ways, including customer group, brands, categories, and customer channels. However, this information does not include a full set of discrete financial information.
The following discussion and analysis includes references to net sales of our products in shooting sports and outdoor lifestyle categories. Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, rugged outdoor activities, and outdoor cooking.
U.S. Tariff Developments
The current political and economic environment is dynamic and uncertain, as the current U.S. Administration has imposed tariffs such as Section 301 and Section 232 of the Trade Act, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times recently.
In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs") which have been in effect since February 24, 2026. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized an IEEPA tariff refund receivable under the loss recovery accounting model of $15.2 million as of April 30, 2026, which was recorded in other current assets. During the year ended April 30, 2026, we recognized a benefit of $4.4 million related to expected recoveries of previously paid IEEPA tariffs, which was recorded as a reduction of cost of goods sold, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in February 2025. Additionally, we reduced the carrying value of inventory on hand as of April 30, 2026 by $10.7 million for tariffs previously capitalized as cost of inventory.
The ultimate timing and amount of recoveries remain subject to review and processing by governmental authorities and could be affected by future legal, regulatory, or administrative developments. In addition, there continues to be uncertainty regarding existing and proposed tariff regimes, including the potential imposition, modification, suspension, or invalidation of tariffs under various statutory authorities. The Company continues to monitor tariff-related developments and assess their potential impact on its business, financial condition, and results of operations.
Brand Divestiture
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

We concluded that the Disposal Group met the criteria for classification as held for sale under ASC 360-10 – Property, Plant, and Equipment during the year ended April 30, 2026 and does not qualify as discontinued operations under ASC 205-20 – Presentation of Financial Statements. The results of the Disposal Group will continue to be reported within continuing operations.
Fiscal 2026 Highlights
Our operating results for fiscal 2026 included the following:
•Net sales were $190.5 million, a decrease of $31.8 million, or 14.3%, from the prior fiscal year.
•Gross margin was 44.7%, an increase of 10 basis points over the prior fiscal year.
•Net loss was $9.2 million, or $(0.73) per diluted share, compared with a net loss of $77,000, or $(0.01) per diluted share, for the prior fiscal year.
•Non-GAAP Adjusted EBITDA was $10.2 million, compared with $17.7 million for the prior fiscal year. See non-GAAP financial measure disclosures below for our reconciliation of Non-GAAP Adjusted EBITDA.
•We repurchased a total of 551,283 shares of our common stock, in the open market, for $5.1M during fiscal 2026.
Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Net sales	$190,536	$222,322	$(31,786)	(14.3)%
Cost of sales	105,342	123,058	(17,716)	(14.4)%
Gross profit	$85,194	$99,264	$(14,070)	(14.2)%
% of net sales (gross margin)	44.7%	44.6%
The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channels	$71,216	$84,391	$(13,175)	(15.6)%
Traditional channels	119,320	137,931	(18,612)	(13.5)%
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%
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
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic	$179,911	$207,834	$(27,923)	(13.4)%
International	10,625	14,488	(3,863)	(26.7)%
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%

The following table sets forth certain information regarding net sales categories for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports	$80,054	$95,200	$(15,146)	(15.9)%
Outdoor lifestyle	110,482	127,122	(16,640)	(13.1)%
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%
Fiscal 2026 Net Sales Compared with Fiscal 2025
Total net sales decreased $31.8 million, or 14.3%, from the prior fiscal year because of a decrease in all our channel and category sales primarily from reduced orders from the world's largest online retailer and our belief that a large portion of traditional channel sales were accelerated from our first fiscal quarter of 2026 into the fourth fiscal quarter of 2025, as mentioned below. The decrease in total net sales were partially offset by pricing actions taken on our products to mitigate additional tariff costs associated with tariffs imposed by the U.S. Administration starting in March and April of 2025.
E-commerce channel net sales decreased $13.2 million, or 15.6%, from the prior fiscal year primarily because of lower net sales to the world's largest online retailer in most of our product categories. We believe this decline reflects their inventory management actions, which reduced net sales across most of our products. In addition, we had lower direct-to-consumer net sales for products sold on our websites due to reduced consumer demand.
Net sales in our traditional channels decreased $18.6 million, or 13.5%, from the prior fiscal year. This decrease was driven by the majority of our product categories, partially offset by increased net sales of outdoor cooking equipment. We believe a large portion of the traditional channel decrease was a result of certain customers accelerating orders from our first fiscal quarter of 2026 into the fourth fiscal quarter of 2025. We believe this was due to the anticipated increased costs associated with tariffs imposed by the U.S. Administration in March 2025 and April 2025.
New products represented 29.1% of net sales for fiscal 2026 compared to 21.5% of net sales for fiscal 2025. We have a history of introducing over 200 new products each year.
Our order backlog as of April 30, 2026 was $1.6 million, or $1.0 million lower than at the end of fiscal 2025. Although we generally fulfill the majority of our order backlog, we allow orders received that have not yet shipped to be cancelled, and therefore, our backlog may not be indicative of future sales.
Fiscal 2026 Cost of Sales and Gross Profit Compared with Fiscal 2025
Gross margin for fiscal 2026 increased 10 basis points over the prior fiscal year, primarily from our pricing actions mentioned above as well as a higher percentage of new product sales that typically have higher gross margins, offset by sales of slow-moving inventory at lower margins, increased depreciation expense, and higher inbound freight and tariff costs.
Operating Expenses
The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Research and development	$6,087	$7,710	$(1,623)	(21.1)%
Selling, marketing, and distribution	51,748	55,563	(3,815)	(6.9)%
General and administrative	32,926	36,145	(3,219)	(8.9)%
Impairment of assets held for sale	3,433	—	3,433	100.0%
Total operating expenses	$94,194	$99,418	$(5,224)	(5.3)%
% of net sales	49.4%	44.7%

Fiscal 2026 Operating Expenses Compared with Fiscal 2025
Total operating expenses of $94.2 million included a $3.4 million non-cash impairment charge during fiscal 2026 related to the write-down of the Disposal Group assets to estimated fair value less costs to sell. Total operating expenses, excluding this non-cash impairment charge, were $90.8 million, or $8.7 million lower than the prior fiscal year. Research and development expenses decreased $1.6 million, primarily from decreased depreciation expense for new product tooling compared to the prior fiscal year. Selling, marketing, and distribution expenses decreased $3.8 million from the prior fiscal year, primarily because of lower sales volume-related expenses, including outbound freight costs and commissions. General and administrative expenses decreased $3.2 million from the prior fiscal year primarily because of lower variable compensation-related expenses, cost-saving initiatives, and acquired intangible amortization expense, partially offset by higher public company costs.
Operating Loss
The following table sets forth certain information regarding operating loss for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating loss	$(9,000)	$(154)	$(8,846)	NM
% of net sales (operating margin)	(4.7)%	—%
Fiscal 2026 Operating Loss Compared with Fiscal 2025
We recorded an operating loss of $9.0 million for fiscal 2026 compared to an operating loss of $154,000 in fiscal 2025. This decrease was primarily driven by lower net sales volume, partially offset by $5.2 million decrease in operating expenses.
Interest (Expense)/Income, Net
The following table sets forth certain information regarding interest (expense)/income, net for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Interest (expense)/income, net	$(276)	$60	$(336)	NM
Fiscal 2026 Interest (Expense)/Income Compared with Fiscal 2025
Interest expense was $276,000 compared to interest income of $60,000 in the prior fiscal year as a result of servicing our borrowings on our credit facility during fiscal 2026. We had no borrowings on our revolving line as of April 30, 2026.
Income Taxes
The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Income tax expense	$45	$123	$(78)	(63.4)%
% of income from operations (effective tax rate)	(0.5)%	267.4%		(267.9)%
Fiscal 2026 Income Tax Expense Compared with Fiscal 2025
We recorded an income tax expense of $45,000 for fiscal 2026 as compared to income tax expense of $123,000 for fiscal 2025. The income tax expense recorded for fiscal year 2026 and 2025 was primarily due to a full valuation allowance recorded against our deferred tax assets.

Net Loss
The following table sets forth certain information regarding net loss and the related per share data for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change
Net loss	$(9,208)	$(77)	$(9,131)	NM
Net loss per share
Basic and diluted	$(0.73)	$(0.01)	$(0.72)	NM
Fiscal 2026 Net Loss Compared with Fiscal 2025
We had a net loss of $9.2 million, or $(0.73) per diluted share in fiscal 2026 compared to a net loss of $77,000, or $(0.01) per diluted share in fiscal 2025.
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

The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	For the Years Ended April 30,
	2026	2025
	(Unaudited)
GAAP net loss	$(9,208)	$(77)
Interest expense/(income)	276	(60)
Income tax expense	45	123
Depreciation and amortization	12,322	13,179
Stock compensation	3,071	3,500
Impairment of assets held for sale	3,433	—
Technology implementation	41	—
Non-recurring inventory reserve adjustment	—	444
Emerging growth status transition costs	—	458
Contract exit costs	62	—
Other	151	100
Non-GAAP Adjusted EBITDA	$10,193	$17,667
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
We had $21.4 million and $23.4 million of cash equivalents on hand as of April 30, 2026 and 2025, respectively.
We expect to continue to utilize our cash flows to invest in our business, including research and development for new product initiatives; hiring additional employees; funding growth strategies, including any potential acquisitions; and repurchasing our common stock under our existing authorized repurchase programs.
The following table sets forth certain cash flow information for the fiscal years ended April 30, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating activities	$6,315	$1,359	$4,956	364.7%
Investing activities	(2,464)	(3,896)	1,432	36.8%
Financing activities	(5,838)	(3,738)	(2,100)	(56.2)%
Total cash flow	$(1,987)	$(6,275)	$4,288	68.3%

Operating Activities
Operating activities represent the principal source of our cash flow.
Cash generated in operating activities was $6.3 million for fiscal 2026 compared to cash generation of $1.4 million for the prior fiscal year. Cash generated in operating activities for fiscal 2026 was primarily impacted by a $10.5 million decrease in accounts receivable driven by timing of customer payments and product shipments as certain traditional channel customers were believed to have accelerated orders from our first fiscal quarter of 2026 into the fourth fiscal quarter of 2025. In addition, inventory decreased $9.4 million primarily because of the recognition of an IEEPA tariff refund that reduced the carrying value of our inventory; the reclassification of approximately $3.5 million of inventory to assets held for sale for the planned divestiture of the Disposal Group; and lower inventory purchases as a result of a planned reduction of our overall inventory balance. Cash generated in fiscal 2026 was partially offset by $15.2 million of increased other current assets because of a $15.2 million IEEPA tariff refund receivable recorded for our initial claim of previously paid IEEPA tariffs from tariffs enacted by the U.S. Administration starting in February 2025. Subsequent to April 30, 2026, we received $2.9 million of the $15.2 million IEEPA refund receivable. In addition, we recorded $4.2 million of lower accrued payroll and incentives because of lower variable-related compensation expenses, $2.2 million of lower accrued expenses from lower tariff and duty accruals, and $1.6 million of lower accounts payable due to timing of supplier shipments
During fiscal 2026, we recorded a $3.4 million non-cash impairment charge related to the write-down of the Disposal Group assets to estimated fair value less costs to sell. The impairment charge was non-cash and did not impact our liquidity, cash flows from operations, or compliance with debt covenants. We expect the transaction to close within the next twelve months; however, the timing and ultimate proceeds remain subject to market conditions and buyer negotiations. Proceeds from the sale, if completed, are expected to be used for general corporate purposes.
Investing Activities
Cash used in investing activities was $2.5 million for fiscal 2026, compared with cash usage of $3.9 million for the prior fiscal year. This was largely attributable to reduced expenditures on product tooling purchases. We expect to spend approximately $3.5 million to $4.0 million of capital expenditures in fiscal 2027.
Financing Activities
Cash used in financing activities was $5.8 million in fiscal 2026 compared with cash used in financing activities of $3.7 million in the prior fiscal year. Cash used in financing activities in fiscal 2026 was because of $5.1 million of payments to repurchase our common stock under our authorized stock repurchase program. Cash used in financing activities in fiscal 2025 was because of $3.8 million of payments to repurchase our common stock under our authorized stock repurchase program.
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
We had $21.4 million of cash equivalents on hand as of April 30, 2026 and had $23.4 million in cash and cash equivalents on hand as of April 30, 2025.
As of April 30, 2026, we had approximately $75.0 million available under our revolving credit facility, which matures in March 2031. We were in compliance with all financial covenants under the facility as of April 30, 2026.
We lease warehouse, manufacturing, distribution and office facilities under long-term operating lease arrangements. Additional information regarding lease obligations is included in Note 5 — Leases to the consolidated financial statements.

In the ordinary course of business, we enter into inventory purchase commitments with suppliers to support forecasted customer demand. These commitments are generally short-term in nature and are not individually material. We also maintain commitments under certain service and information technology arrangements entered into in the normal course of business.
Inflation
We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors, such as increased interest rates, tariffs, and increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Although we do not believe that inflation had a material impact on us during fiscal 2026, increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.
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
Valuation of Long-lived Assets
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into any market risk sensitive instruments for trading purposes. We are exposed to risks in the ordinary course of business. We regularly assess and manage exposures to these risks through operating and financing activities. Our principal market risk relates to the variable interest rate associated with our Credit Facility, which consists of a $75.0 million revolving line of credit that bears interest at a fluctuating rate equal to the Base Rate or SOFR, as applicable, plus the applicable margin. As of April 30, 2026, we had no borrowings outstanding under the revolving line of credit.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form-10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management concluded that our internal controls over financial reporting were effective as of April 30, 2026.
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
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of April 30, 2026, as stated in their report which is included in Item 8 of this Form 10-K.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended April 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the sections titled "Board of Directors," "Delinquent Section 16(a) Reports," and "Corporate Governance" in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the sections titled "Executive Compensation" and "Corporate Governance" in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the sections titled “Audit Fees and Audit-Related Fees” and “Audit Committee Pre-Approval Policies” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

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
The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit	Form	Exhibit	Filing Date

3.1(a)		Amended and Restated Certificate of Incorporation	8-K	3.1	8/26/2020

3.2(b)		Certificate of Amended and Restated Certificate of Incorporation	8-K	3.1	12/2/2024

3.2		Fourth Amended and Restated Bylaws	8-K	3.2	12/02/2024

4.2		Description of Securities	10-K	4.2	6/27/2024

10.1	*	Amended and Restated Trademark License Agreement, dated as of April 11, 2024, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.1	4/16/2024

10.2	*	Trademark License Agreement, dated as of August 24, 2020, by and between Smith & Wesson Inc. and AOB Products Company, a wholly owned subsidiary of the Registrant.	8-K	10.2	4/16/2024

10.3	*	Assignment and Assumption of Lease Agreement, dated as of January 31, 2023, by and between Smith & Wesson Sales Company (f/k/a Smith & Wesson Corp.) and the Registrant, and consented to by Smith & Wesson Brands, Inc.	8-K	10.1	2/1/2023

10.4	*	Lease Agreement, dated as of October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp.	8-K	10.1	1/4/2024

10.5	*	First Amendment to Lease Agreement, dated October 25, 2018, by and among Ryan Boone County, LLC, Smith & Wesson Corp., and American Outdoor Brands Corporation	8-K	10.2	1/4/2024

10.6	*	Second Amendment to Lease Agreement, dated as of January 31, 2019, by and among Ryan Boone County, LLC, American Outdoor Brands Sales Company (f/k/a Smith & Wesson Corp.), and American Outdoor Brands Corporation	8-K	10.3	1/4/2024

10.7	+	2020 Incentive Compensation Plan	8-K	10.8	8/26/2020

10.8	+	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.9	8/26/2020

10.9	+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.1	8/26/2020

10.10	+	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2020 Incentive Compensation Plan	8-K	10.11	8/26/2020

10.11	+	2020 Employee Stock Purchase Plan	8-K	10.12	8/26/2020

10.12	+	Employment Agreement by and between the Registrant and Brian D. Murphy	8-K	10.13	8/26/2020

10.13	+	Executive Severance Pay Plan	8-K	10.14	8/26/2020

10.14		Form of Indemnification Agreement	8-K	10.15	8/26/2020

10.15		Loan and Security Agreement, dated as of August 24, 2020, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.16	8/26/2020

10.16		Amendment No. 1 to Loan and Security Agreement, dated as of March 25, 2022, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/28/2022

10.17	#
Amendment No. 2 to Loan and Security Agreement, dated as of November 25, 2025, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, Riverbend Outfitters, Inc., TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto

10.18		Amendment No. 3 to Loan and Security Agreement, dated as of March 10, 2026, by and among AOB Products Company, Crimson Trace Corporation, American Outdoor Brands, Inc., Battenfeld Acquisition Company Inc., BTI Tools, LLC, Ultimate Survival Technologies, LLC, AOBC Asia Consulting, LLC, Riverbend Outfitters, Inc., TD Bank, N.A., and the other banks, financial institutions, and other entities from time to time parties thereto	8-K	10.1	3/10/2026

19.1		Inside Information and Insider Trading Policy of American Outdoor Brands, Inc.	10-K	19.1	6/27/2024

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	##	Section 1350 Certification of Principal Executive Officer

32.2	##	Section 1350 Certification of Principal Financial Officer

97.1		Clawback Policy of American Outdoor Brands, Inc.	10-K	97.1	6/27/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: June 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian D. Murphy	President, Chief Executive Officer (Principal Executive Officer) and Director	June 25, 2026
Brian D. Murphy

/s/ H. Andrew Fulmer	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	June 25, 2026
H. Andrew Fulmer

/s/ Barry M. Monheit	Chairman of the Board	June 25, 2026
Barry M. Monheit

/s/ Bradley T. Favreau	Director	June 25, 2026
Bradley T. Favreau

/s/ Mary E. Gallagher	Director	June 25, 2026
Mary E. Gallagher

/s/ Gregory J. Gluchowski, Jr.	Director	June 25, 2026
Gregory J. Gluchowski, Jr.

/s/ Luis G. Marconi	Director	June 25, 2026
Luis G. Marconi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Outdoor Brands, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of American Outdoor Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2026, and our report dated June 25, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
June 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Outdoor Brands Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of American Outdoor Brands Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 25, 2026 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts
June 25, 2026

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2026	April 30, 2025
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,436	$23,423
Accounts receivable, net of allowance for credit losses of $419 on April 30, 2026 and $159 on April 30, 2025	29,233	39,337
Inventories	91,889	104,717
Assets held for sale	734	—
Prepaid expenses	2,268	2,435
Other current assets	16,978	1,535
Income tax receivable	156	143
Total current assets	162,694	171,590
Property, plant, and equipment, net	9,327	11,231
Intangible assets, net	23,527	31,411
Right-of-use assets	30,710	31,896
Other assets	362	227
Total assets	$226,620	$246,355
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,432	$15,717
Accrued expenses	13,212	13,872
Accrued payroll and incentives	1,700	5,871
Lease liabilities, current	1,569	1,336
Total current liabilities	29,913	36,796
Lease liabilities, net of current portion	30,814	31,949
Total liabilities	60,727	68,745
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on April 30, 2026 and 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,288,148 shares issued and 12,459,004 shares outstanding on April 30, 2026 and 14,974,217 shares issued and 12,696,356 shares outstanding on April 30, 2025	15	15
Additional paid in capital	283,327	280,711
Retained deficit	(83,908)	(74,700)
Treasury stock, at cost (2,829,144 shares on April 30, 2026 and 2,277,861 shares on April 30, 2025)	(33,541)	(28,416)
Total equity	165,893	177,610
Total liabilities and equity	$226,620	$246,355
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended April 30,
	2026	2025	2024
	(In thousands, except per share data)
Net sales	$190,536	$222,322	$201,099
Cost of sales	105,342	123,058	112,673
Gross profit	85,194	99,264	88,426
Operating expenses:
Research and development	6,087	7,710	6,851
Selling, marketing, and distribution	51,748	55,563	55,050
General and administrative	32,926	36,145	39,022
Impairment of assets held for sale	3,433	—	—
Total operating expenses	94,194	99,418	100,923
Operating loss	(9,000)	(154)	(12,497)
Other income/(expense), net:
Other income, net	113	140	140
Interest (expense)/income, net	(276)	60	39
Total other (expense)/income, net	(163)	200	179
(Loss)/income from operations before income taxes	(9,163)	46	(12,318)
Income tax expense/(benefit)	45	123	(70)
Net loss	$(9,208)	$(77)	$(12,248)
Net loss per share:
Basic and diluted	$(0.73)	$(0.01)	$(0.94)
Weighted average number of common shares outstanding:
Basic and diluted	12,587	12,806	12,967
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital		Treasury Stock
	Shares	Amount		Retained (Deficit)/Earnings	Shares	Amount	Total Equity
Balance at April 30, 2023	14,447	$14	$272,784	$(62,375)	1,214	$(18,559)	$191,864
Net loss	—	—	—	(12,248)	—	—	(12,248)
Stock-based compensation	—	—	4,075	—	—	—	4,075
Shares issued under employee stock purchase plan	92	—	671	—	—	—	671
Issuance of common stock under restricted stock unit awards, net of tax	162	1	(423)	—	—	—	(422)
Repurchase of treasury stock	—	—	—	—	689	(6,015)	(6,015)
Balance at April 30, 2024	14,701	$15	$277,107	$(74,623)	1,903	$(24,574)	$177,925
Net loss	—	—	—	(77)	—	—	(77)
Stock-based compensation	—	—	3,500		—	—	3,500
Shares issued under employee stock purchase plan	86	—	628	—	—	—	628
Issuance of common stock under restricted stock unit awards, net of tax	187	—	(524)	—	—	—	(524)
Repurchase of treasury stock	—	—	—	—	375	(3,842)	(3,842)
Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
Net loss	—	—	—	(9,208)	—	—	(9,208)
Stock-based compensation	—	—	3,071	—	—	—	3,071
Shares issued under employee stock purchase plan	85	—	620	—	—	—	620
Issuance of common stock under restricted stock unit awards, net of tax	229	—	(1,075)	—	—	—	(1,075)
Repurchase of treasury stock	—	—	—	—	551	(5,125)	(5,125)
Balance at April 30, 2026	15,288	$15	$283,327	$(83,908)	2,829	$(33,541)	$165,893
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2026	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,208)	$(77)	$(12,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,438	13,275	16,101
Loss on sale/disposition of assets	—	15	7
Provision for credit losses on accounts receivable	(363)	26	8
Impairment of assets held for sale	3,433	—	—
Stock-based compensation expense	3,071	3,500	4,075
Changes in operating assets and liabilities:
Accounts receivable	10,467	(13,635)	1,110
Inventories	9,430	(11,402)	6,419
Prepaid expenses	(28)	(450)	622
Other current assets	(15,248)	2,890	807
Income tax receivable	(13)	80	1,028
Accounts payable	(1,617)	834	2,873
Accrued payroll and incentives	(4,171)	1,704	2,354
Right of use assets	1,554	1,668	1,335
Accrued expenses	(2,168)	4,185	946
Other assets	8	81	137
Lease liabilities	(1,270)	(1,335)	(1,049)
Other non-current liabilities	—	—	(34)
Net cash provided by operating activities	6,315	1,359	24,491
Cash flows from investing activities:
Payments to acquire patents and software	(418)	(743)	(1,340)
Proceeds from sale of property and equipment	—	—	131
Payments to acquire property and equipment	(2,046)	(3,153)	(4,767)
Net cash used in investing activities	(2,464)	(3,896)	(5,976)
Cash flows from financing activities:
Proceeds from loans and notes payable	9,120	7,000	—
Payments on notes and loans payable	(9,120)	(7,000)	(5,000)
Payments to acquire treasury stock	(5,125)	(3,842)	(6,015)
Cash paid for debt issuance costs	(258)	—	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	620	628	671
Payment of employee withholding tax related to restricted stock units	(1,075)	(524)	(423)
Net cash used in financing activities	(5,838)	(3,738)	(10,767)
Net (decrease)/increase in cash and cash equivalents	(1,987)	(6,275)	7,748
Cash and cash equivalents, beginning of period	23,423	29,698	21,950
Cash and cash equivalents, end of period	$21,436	$23,423	$29,698
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$354	$291	$307
Income taxes (net of refunds)	$108	$100	$(978)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2026	2025	2024
	(In thousands)
Purchases of property and equipment and intangibles included in accounts payable	$1,548	$685	$192
Changes in right of use assets for operating lease obligations	368	—	10,701
Changes in lease liabilities for operating lease obligations	368	—	10,701
Charges of debt issuance costs included in accrued expenses	—	—	—
Record assets held for sale	4,167	—	—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
American Outdoor Brands, Inc. and its wholly owned Subsidiaries (our "company," "we," "us," or "our") is a leading provider of outdoor lifestyle products and shooting sports accessories encompassing hunting, fishing, meat processing, outdoor cooking, shooting, and personal security and defense products for rugged outdoor enthusiasts.
We conceive, design, produce or source, and sell our outdoor lifestyle products, including:
•premium sportsman knives and tools for fishing and hunting;
•land management tools for hunting preparedness and for use in the backyard;
•products used while hunting;
•meat processing equipment; and
•outdoor cooking products.
We conceive, design, produce or source, and sell our shooting sports accessories, including:
•rests, vaults, and other related accessories;
•electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips;
•and reloading, gunsmithing, and firearm cleaning supplies.
We develop and market all our products as well as manufacture some of our electro-optics products at our facility in Columbia, Missouri. We also contract for the manufacture and assembly of most of our products with third parties located in Asia.
We focus on our brands and the establishment of product categories in which we believe our brands will resonate strongly with the activities and passions of consumers and enable us to capture an increasing share of our overall addressable markets. Our owned brands include BOG, BUBBA, Caldwell, Crimson Trace, Frankford Arsenal, Grilla Grills, or Grilla, Hooyman, Imperial, LaserLyte, Lockdown, MEAT! Your Maker, Old Timer, Schrade, Tipton, Uncle Henry, and Wheeler, and we license additional brands for use in association with certain products we sell, including M&P, Smith & Wesson, and Performance Center by Smith & Wesson. In focusing on the growth of our brands, we organize our product development, customer service, and marketing teams into four brand lanes, each of which focuses on one of four distinct consumer verticals – Adventurer, Harvester, Marksman, and Defender – with each of our brands included in one of the brand lanes.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, including AOB Products Company, or AOBPC, BTI Tools LLC, Crimson Trace Corporation, Ultimate Survival Technologies, LLC, or ust, and AOB Consulting (Shenzhen), Co., LTD. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior-year amounts have been reclassified to conform to the current-year presentation. In connection with the separate presentation of other current assets on the consolidated balance sheets, amounts previously reported as prepaid expenses and other current assets have been reclassified to separate captions for prepaid expenses and other current assets. Corresponding reclassifications were also made within operating activities on the consolidated statements of cash flows.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These reclassifications had no effect on previously reported total current assets, total assets, net income, stockholders' equity, net cash provided by operating activities, or net increase (decrease) in cash and cash equivalents.
Use of Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, we make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. Our significant estimates include various sales adjustments for discounts, returns, allowances, and other customer incentives; provisions for excess and obsolete inventory; accruals for freight, duty, and tariff costs on international inventory purchases and related inventory valuation adjustments; estimates related to the recognition and measurement of tariff refund recoveries and related receivables; valuation of long-lived intangible assets; valuation of stock-based compensation awards; and realization of deferred tax assets. Actual results may differ from those estimates.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other short-term financial instruments approximate fair value due to their short term nature. The carrying amount of debt, if any, approximates fair value because the variable or fixed interest rates approximate market rates.
U.S. Tariff Developments
In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs") which have been in effect since February 24, 2026. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We are seeking refunds of tariffs previously paid under IEEPA and we account for such claims under the loss recovery framework by analogy to ASC 410-30 - Environmental Obligations. A receivable is recognized when recovery is considered probable and reasonably estimable. Recoveries are recognized in the same financial statement line item as the underlying tariff costs or as an adjustment to inventory when the related inventory remains on hand. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized an IEEPA tariff refund receivable under the loss recovery accounting model.
The ultimate timing and amount of recoveries remain subject to review and processing by governmental authorities and could be affected by future legal, regulatory, or administrative developments. In addition, there continues to be uncertainty regarding existing and proposed tariff regimes, including the potential imposition, modification, suspension, or invalidation of tariffs under various statutory authorities. The Company continues to monitor tariff-related developments and assess their potential impact on its business, financial condition, and results of operations.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2026, all of our accounts exceeded federally insured limits.
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
We maintain an allowance for credit losses related to trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics and similar financial assets. We adjust the allowance as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. We write off trade accounts receivable when they are determined to be uncollectible after considering the facts and circumstances specific to the customer and after all collection efforts have been exhausted. Recoveries of amounts previously written off are recorded when received.
In November 2020, we entered into a factoring arrangement with a financial institution specifically designed to factor trade receivables with a certain customer that has extended payment terms, which are traditional to the customer’s industry. Under this factoring arrangement, from time to time, we sell this customer’s trade receivables at a discount on a non-recourse basis. We account for these transactions as sales and cash proceeds are included in cash provided by operating activities in the statement of cash flows. During the fiscal year ended April 30, 2026, 2025, and 2024, we recorded an immaterial amount of factoring fees related to factoring transactions, which are included in other (expense)/income, net on our consolidated statements of operations.
Inventories
We state inventories at the lower of cost or net realizable value. We determine cost on the first-in, first-out method and net of discounts or rebates received from vendors. Provisions for potential nonsalable inventory due to excess stock or obsolescence are based upon a detailed review of inventory, past history, and expected future usage. We evaluate quantities that make up our current inventory against past and future demand and market conditions to determine excess or slow-moving inventory that may be sold below cost. For each product category, we estimate the market value of the inventory comprising that category based on current and projected selling prices. If the projected market value is less than cost, we will record a provision adjustment to reflect the lower value of the inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The projected market value of the inventory may decrease because of consumer preferences or loss of key contracts, among other events.
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
Valuation of Long-lived Assets
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
We evaluate the recoverability of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the asset group, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine the initial fair value of our long-lived assets, primarily using future anticipated cash flows that are directly associated with and are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. Based on the results of this evaluation, on an undiscounted cash flow basis, there were no indications of impairment of our long-lived asset group in fiscal 2026, 2025, or 2024.
Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.
Revenue Recognition
We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer and our primary performance obligation is the sale of finished goods to wholesale, retail, and direct-to-consumer customers. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) a payment obligation, (ii) physical possession of goods has been received, (iii) legal title to goods has passed, (iv) risks and rewards of ownership of goods has passed to the customer, and (v) the customer has the ability to direct the use of and obtain substantially all of the benefits from the product. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer, as this is when transfer of control occurs and the customer has the ability to direct the use of and obtain substantially all of the benefits from the product, has title and significant risks and rewards of ownership of the product, and physical possession of the product has been transferred. Revenue recorded excludes sales tax charged to retail customers as we are considered a pass-through conduit for collecting and remitting sales taxes.
The duration of contractual arrangements with customers in our wholesale and retail channels is typically less than one year. Payment terms with customers are typically between 20 and 90 days, with a discount available in certain cases for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to extended seasonal payment terms for certain hunting-related products, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year.
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
The amount of revenue we recognize reflects the expected consideration to be received for providing the goods or services to customers, which includes estimates for variable consideration. Variable consideration includes allowances for trade term discounts, volume incentives, chargebacks, and product returns. Estimates of variable consideration are determined at contract inception and are constrained to the extent that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. We apply the portfolio approach as a practical expedient and utilize the expected value method in determining estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level which estimates fair value of the service.
In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive a free good or subscription service based upon their purchase of our products, which we have identified as a material right. The fulfillment of these free goods is our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize subscription revenue ratably over the term of the contract, as the customer simultaneously receives and consumes the benefits of the service throughout the period. The net change in contract liabilities for a given period is reported as increase or decrease in accrued expenses on the balance sheet and an increase or decrease to sales on the statement of operations. During the year ended April 30, 2026, 2025, and 2024, we recorded an immaterial amount of service revenue and deferred revenue to satisfy certain performance obligations.
Disaggregation of Revenue
The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
e-commerce channels	$71,216	$84,391	$(13,175)	(15.6)%	$84,313
Traditional channels	119,320	137,931	(18,612)	(13.5)%	116,786
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%	$201,099
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
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Domestic	$179,911	$207,834	$(27,923)	(13.4)%	$189,027
International	10,625	14,488	(3,863)	(26.7)%	12,072
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%	$201,099

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the breakdown of international net sales included in the above table by region. Our international sales accounted for approximately 6%, 7%, and 6% of total net sales for the fiscal years ended April 30, 2026, 2025, and 2024, respectively (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Canada	$5,538	$6,282	$(744)	(11.8)%	$5,111
Europe	3,261	5,394	(2,133)	(39.5)%	4,337
All others international	1,825	2,812	(987)	(35.1)%	2,624
Total international net sales	$10,625	$14,488	$(3,863)	(26.7)%	$12,072
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the fiscal years ended April 30, 2026, 2025, and 2024 (dollars in thousands):

	2026	2025	$ Change	% Change	2024
Shooting sports	$80,054	$95,200	$(15,146)	(15.9)%	$91,716
Outdoor lifestyle	110,482	127,122	(16,640)	(13.1)%	109,383
Total net sales	$190,536	$222,322	$(31,786)	(14.3)%	$201,099
Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, meat processing, rugged outdoor activities, and outdoor cooking.
Cost of Goods Sold
Cost of goods sold for our purchased finished goods includes the purchase costs and related overhead. We source most of our purchased finished goods from manufacturers in Asia. Cost of goods sold for our manufactured goods includes all materials, labor, and overhead costs incurred in the production process. Overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, tariff and duties, royalties, and shrinkage.
Research and Development
We engage in both internal and external research and development, or R&D, in order to remain competitive and to exploit potential untapped market opportunities. We approve prospective R&D projects after analysis of the costs and benefits associated with the potential product. Costs in R&D expense include salaries, materials, utilities, and administrative costs.
Advertising
We expense advertising costs, primarily consisting of digital, printed, or television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling, marketing, and distribution expenses, totaled $9.6 million, $10.9 million, and $11.1 million in fiscal 2026, 2025, and 2024, respectively. We have co-op advertising program expense, which we record within advertising expense, in recognition of a distinct service that we receive from our customers at the retail level.
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2026, 2025, and 2024 (in thousands):

	April 30, 2026	April 30, 2025	April 30, 2024
Beginning balance	$1,392	1,243	966
Warranties issued and adjustments to provisions	1,207	1,853	1,569
Warranty claims	(1,262)	(1,704)	(1,292)
Ending balance	$1,337	1,392	1,243
Leases
We occasionally enter into non-cancelable operating leases for office space, distribution facilities, and equipment. Our leases for real estate have initial terms ranging from one to 18 years, generally with renewal options. Leases for equipment typically have initial terms ranging from one to 10 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. See Note 5 – Leases for more information.
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
Due to the loss from operations for the fiscal years ended April 30, 2026, 2025, and 2024, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Had there been income from operations for the fiscal years ended April 30, 2026, 2025, and 2024, all of our performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, further described in Note 13 - Equity, would have been included in the computation of diluted earnings per share and could potentially dilute earnings per share in the future.
Stock-Based Compensation
Our stock-based compensation awards consist of stock options, PSUs, and RSUs, all of which are based on our common shares. Compensation costs for all awards expected to vest are recognized over the vesting period using the simplified method in accordance with ASC 718 as we believe the simplified method is the best method to calculate our stock compensation expense. In addition, we estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. The awards granted generally vest annually in three or four-year tranches for our executive officers and employees and vest in monthly tranches for our directors, and are included in costs of goods sold; research and development; selling, marketing, and distribution; and general and administrative expenses in the consolidated statements of operations. See Note 13 – Equity for additional information.
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
We determined in a prior period that it was not more likely than not that our net deferred tax assets would be realized and accordingly we recorded a full valuation allowance. This assessment of the realizability of our net deferred tax assets remains unchanged for the current fiscal year. Our assessment involved estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.
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
For the fiscal year ended April 30, 2026, 2025, and 2024, respectively, one of our customers accounted for more than 10% of our net sales, accounting for $34.8 million, or 18.3%, $45.0 million, or 20.3%, and $44.3 million, or 22.1%, of our fiscal 2026, 2025, and 2024 net sales, respectively.
As of April 30, 2026, we had two customers that exceeded 10% or more of our accounts receivable, accounting for $6.1 million, or 20.8%; $3.8 million, or 12.9%, of our fiscal 2026 accounts receivable. As of April 30, 2025, we had three customers exceed 10% or more of our accounts receivable, accounting for $5.8 million, or 14.6%; $5.2 million, or 13.1%; $4.4 million, or 11.1%, of our fiscal 2025 accounts receivable. We are not aware of any issues with respect to relationships with any of our top customers.
We source a majority of our purchased finished goods from Asia. As of April 30, 2026, we had two inventory suppliers that exceeded 10% or more of our total inventory purchases. As of April 30, 2025, we had three inventory

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
suppliers that exceeded 10% or more of our total inventory purchases. We have alternative options at our discretion that would mitigate a concentration risk in the future related to our inventory suppliers.
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
For the fiscal years ended April 30, 2026, 2025, and 2024, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal years.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 effective as of the beginning of the fiscal year ended April 30, 2026 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements and disclosures.
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

3. Assets Held for Sale
On December 12, 2025, our Board of Directors approved a plan to divest our ust branded product line (the “Disposal Group”). The Disposal Group consists primarily of inventory and long-lived intangible assets associated with the brand. We expect to complete the divestiture within twelve months.
The Disposal Group does not represent a strategic shift that will have a major effect on our operations or financial results. We concluded that the Disposal Group met the criteria for classification as held for sale under ASC 360-10 – Property, Plant, and Equipment during fiscal 2026 and does not qualify as discontinued operations under ASC 205-20 – Presentation of Financial Statements. The results of the Disposal Group will continue to be reported within continuing operations.
Upon classification as held for sale, we measured the Disposal Group at the lower of its carrying amount or fair value less costs to sell. Based on our estimate of fair value using the income approach, we determined that the carrying value exceeded the fair value less costs to sell and recorded a non-cash impairment charge of $3.4 million during fiscal 2026 included within operating income in the Condensed Consolidated Statements of Operations.
The carrying amounts of the major classes of assets included in the Disposal Group were as follows (in thousands):

April 30, 2026
Inventory	$3,395
Long-lived intangible asset	788
Other	(16)
Impairment charge	(3,433)
Carrying value	$734
The impairment was allocated to the assets within the Disposal Group in accordance with ASC 360.
The fair value of the Disposal Group was determined using Level 3 inputs under the fair value hierarchy in ASC 820 – Fair Value Measurement. Fair values were estimated using discounted cash flow analysis using significant assumptions including projected cash flows of the brand, terminal growth rates, discount rates, and market-based revenue multiples observed in comparable transactions. Costs to sell were estimated based on expected transaction-related fees and other incremental costs.
We will reassess the fair value of the Disposal Group at each reporting date until the transaction is completed. Any subsequent adjustments to fair value less costs to sell will be recognized in earnings in the period in which they are identified.
4. Other Current Assets
During the year ended April 30, 2026, we submitted claims seeking refunds of certain IEEPA tariffs previously paid. Based on our assessment of the Supreme Court ruling, subsequent legal and administrative developments, and the status of our claim, we concluded that recovery of a portion of such tariffs was probable and reasonably estimable. Accordingly, we recorded a receivable of $15.2 million as of April 30, 2026. The ultimate amount and timing of any recoveries remain subject to governmental review, administrative processing, and potential future legal and regulatory developments. Actual recoveries may differ from the amounts currently recorded. Other current assets also includes inventory deposits and other receivable balances as of April 30, 2026 and 2025, respectively.

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
The amounts of assets and liabilities related to our operating leases as of April 30, 2026 and 2025 are as follows (in thousands):

	April 30, 2026	April 30, 2025
Operating Leases
Right-of-use assets	$37,516	$37,474
Accumulated amortization	(6,806)	(5,578)
Right-of-use assets, net	$30,710	$31,896

Lease liabilities, current portion	$1,569	$1,336
Lease liabilities, net of current portion	30,814	31,949
Total operating lease liabilities	$32,383	$33,284
During the fiscal year ended April 30, 2026, we recorded $4.2 million of operating lease costs, of which $295,000 related to short-term leases. During the fiscal year ended April 30, 2025, we recorded $4.1 million of operating lease costs, of which $386,000 related to short-term leases. During the fiscal year ended April 30, 2024, we recorded $4.0 million of operating lease costs, of which $132,000 related to short-term leases. As of April 30, 2026, our weighted average lease term and weighted average discount rate for our operating leases was 12.5 years and 6.0%, respectively. As of April 30, 2025, our weighted average lease term and weighted average discount rate for our operating leases was 13.5 years and 5.4%, respectively. The operating lease costs, weighted average lease term, and weighted average discount rate are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039.
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

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future lease payments for all our operating leases as of April 30, 2026, and for succeeding fiscal years, are as follows (in thousands):

Operating
2027	$3,461
2028	3,510
2029	3,534
2030	3,572
2031	3,534
Thereafter	28,927
Total future lease payments	46,538
Less amounts representing interest	(14,155)
Present value of lease payments	32,383
Less current maturities of lease liabilities	(1,569)
Long-term maturities of lease liabilities	$30,814
During the fiscal year ended April 30, 2026, the cash paid for amounts included in the measurement of the liabilities was $1.3 million and included in our operating cash flows. During the fiscal year ended April 30, 2025, the cash paid for amounts included in the measurement of the liabilities was $1.3 million and included in our operating cash flows. During the fiscal year ended April 30, 2024, the cash paid for amounts included in the measurement of the liabilities was $1.0 million and included in our operating cash flows.
6. Inventory
The following table sets forth a summary of inventories stated at lower of cost or net realizable value, as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Finished goods	$85,223	$96,105
Finished parts	1,624	2,680
Work in process	107	306
Raw material	4,935	5,626
Total inventories	$91,889	$104,717

7. Property, Plant, and Equipment
The following table summarizes property, plant, and equipment as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Machinery and equipment	$24,201	$24,087
Computer and other equipment	2,489	2,228
Leasehold improvements	1,850	1,753
	28,540	28,068
Less: Accumulated depreciation and amortization	(19,285)	(16,962)
	9,256	11,106
Construction in progress	71	125
Total property, plant, and equipment, net	$9,327	$11,231

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation expense for the fiscal years ended April 30, 2026, 2025, and 2024 was $3.9 million, $3.5 million, and $3.0 million, respectively. As of April 30, 2026 and 2025, $5.5 million and $6.4 million, respectively, of our net property, plant, and equipment was located in the United States and $3.8 million and $4.8 million, respectively, was located in Asia.
8. Intangible Assets
The following table summarizes intangible assets as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026			April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$77,380	$(73,516)	$3,864	$89,980	$(82,623)	$7,357
Developed software and technology	28,354	(24,076)	4,278	28,155	(22,238)	5,917
Patents, trademarks, and trade names	70,504	(57,775)	12,730	70,060	(53,966)	16,094
	176,239	(155,367)	20,872	188,195	(158,827)	29,368
Patents and software in development	2,225	—	2,225	1,612	—	1,612
Total definite-lived intangible assets	178,463	(155,367)	23,097	189,807	(158,827)	30,981
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$178,894	$(155,367)	$23,527	$190,237	$(158,827)	$31,411
We amortize definite-lived intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $8.4 million, $9.8 million, and $13.1 million for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.
The following table represents future expected amortization expense as of April 30, 2026 (in thousands):

Fiscal	Amount
2027	$5,859
2028	4,482
2029	3,048
2030	2,307
2031	1,449
Thereafter	3,727
Total	$20,872
We did not record any impairment charges for long-lived intangible assets in the fiscal years ended April 30, 2026, 2025, and 2024, respectively.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Accrued Expenses
The following table sets forth other accrued expenses as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Accrued freight, tariff, and duty	$5,114	$6,379
Accrued professional fees	1,899	1,065
Accrued commissions	1,628	1,694
Accrued sales allowances	1,504	1,865
Accrued warranty	1,337	1,392
Accrued other	748	553
Accrued taxes other than income	503	563
Accrued employee benefits	480	362
Total accrued expenses	$13,212	$13,872
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
On March 10, 2026, we amended our secured loan and security agreement, or the Third Amended Loan and Security Agreement, secured by substantially all our assets. The Third Amended Loan Agreement extended of the maturity date to March 2031, increases to the limits on permitted acquisitions, and a reduction of the covenant trigger threshold. Borrowing availability under the facility is subject to a borrowing base calculation. The financing arrangement also contains financial covenants, including a minimum debt service coverage ratio. We were in compliance with all financial covenants as of April 30, 2026. We recorded $258,000 of deferred financing costs, included in other assets on the consolidated balance sheet related to this amendment and are amortized over the term of the credit facility.
As of April 30, 2026, we had no borrowings outstanding on the revolving line of credit. Had there been borrowings outstanding under the revolving credit facility as of April 30, 2026, the applicable interest rate would have been 5.16%, equal to SOFR plus the applicable margin. As of April 30, 2025, we had no borrowings outstanding on the revolving line of credit. During the year ended April 30, 2026, we borrowed $9.1 million on our revolving line of credit for general business purposes. Also, during the year ended April 30, 2026, we paid, in full, the $9.1 million of borrowings utilizing cash on hand.
As of April 30, 2026 and 2025, we had executed irrevocable standby letters of credit totaling $7.8 and $1.7 million, respectively, to collateralize duty drawback and customs bonds. During the fiscal years ended April 30, 2026 and 2025, no amounts have been drawn on the letter of credit.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Fair Value Measurement
We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. Certain nonfinancial assets, including assets held for sale, are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying value may not be recoverable or when classification as held for sale is appropriate. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
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
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, as of April 30, 2026 and 2025, which would be the maximum amount of loss subject to credit risk.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. The fair value of the Disposal Group as disclosed in Note 16 - Assets Held for Sale and the table below (in thousands), was determined using Level 3 inputs under the fair value hierarchy. Fair values were estimated using discounted cash flow analysis using significant assumptions including projected cash flows of the brand, terminal growth rates, discount rates, and market-based revenue multiples observed in comparable transactions.

	April 30, 2026	April 30, 2025
Cash and cash equivalents (Level 1)	$21,436	$23,423
Assets held for sale (Level 3)	734	—

12. Self-Insurance Reserves
We are essentially self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. We record our liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the activity related to self-insurance reserves in the fiscal years ended April 30, 2026 and 2025 (in thousands):

	For the years ended April 30,
	2026	2025
Beginning balance	$321	$359
Additional provisions charged to expense	2,594	2,365
Payments	(2,618)	(2,403)
Ending balance	$298	$321
13. Equity
Treasury Stock
On October 2, 2023, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2024. On September 25, 2024, our Board of Directors approved a program to purchase of up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the years ended April 30, 2026 and 2025, under these authorizations, we repurchased a total of 551,283 and 374,446 shares, respectively, of our common stock for $5.1 million and $3.8 million, respectively, utilizing cash on hand. As of April 30, 2026, we have $8.1 million of available funds to repurchase our common stock under the current authorization.
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
We recognized $3.1 million, $3.5 million, and $4.1 million, respectively, of stock-based compensation expense for the fiscal years ended April 30, 2026, 2025, and 2024.

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
For PSUs granted to our executive officers in the prior fiscal year, we calculated the fair value of our PSUs using the Monte-Carlo simulation. We incorporated the following variables into the valuation model for the periods ended April 30, 2025 and April 30, 2024 (awards in our prior fiscal years):

	For the years ended April 30,
	2025	2024
Grant date fair market value
American Outdoor Brands, Inc.	$7.89	$8.79
Russell 2000 Index	$1,980.23	$1,769.21
Volatility (a)
American Outdoor Brands, Inc.	48.15%	45.53%
Russell 2000 Index	22.98%	27.08%
Correlation coefficient (b)	0.36	0.48
Risk-free interest rate (c)	4.73%	3.81%
Dividend yield (d)	0%	0%
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
During the fiscal year ended April 30, 2026, we granted an aggregate 227,413 service based RSUs, including 79,729 RSUs to executive officers and 147,648 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 79,729 PSUs to our executive officers during fiscal 2026, which have a

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maximum aggregate award value of 159,458 shares. In addition, in connection with a 2022 grant, we vested 52,277 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 104,554 shared to certain of our executive officers during fiscal 2026. During the fiscal year ended April 30, 2026, 12,663 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs and PSUs, during the fiscal year ended April 30, 2026, we delivered common stock to our employees, including our executive officers and directors with a total market value of $3.5 million.
During the fiscal year ended April 30, 2025, we granted an aggregate of 278,764 service based RSUs, including 98,412 RSUs to executive officers and 180,352 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 98,412 PSUs to our executive officers during fiscal 2025, which have a maximum aggregate award value of 152,502 shares. During the fiscal year ended April 30, 2025, 23,987 PSUs were cancelled, at target, as the result of the performance condition not being met, and 26,270 RSUs as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2025, we delivered common stock to our employees, including executive officers and directors, with a total market value of $2.2 million.
During the fiscal year ended April 30, 2024, we granted an aggregate of 319,847 service based RSUs, including 103,475 RSUs to executive officers and 216,372 RSUs to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. We granted an aggregate of 76,251 PSUs to our executive officers during fiscal 2024, which have a maximum aggregate award value of 152,502 shares. In addition, in connection with a 2018 grant, we vested 94,354 PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling — shares to certain of our executive officers and other employees. During the fiscal year ended April 30, 2024, we cancelled 25,594 RSUs as a result of the service condition not being met. In connection with the vesting RSUs, during the fiscal year ended April 30, 2024, we delivered common stock to our employees, including executive officers and directors, with a total market value of $1.6 million.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the fiscal years ended April 30, 2026, 2025, and 2024 is as follows:

	For the years ended April 30,
	2026		2025		2024
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	700,953	$9.48	624,093	$11.27	560,579	$13.36
Awarded	359,419	10.83	377,176	8.40	396,098	8.69
Vested	(332,455)	11.04	(250,059)	10.43	(212,636)	11.31
Forfeited	(12,663)	9.39	(50,257)	19.19	(119,948)	12.46
RSUs and PSUs outstanding, end of period	715,254	$9.44	700,953	$9.48	624,093	$11.27
As of April 30, 2026, there was $1.4 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.0 years.
We have an employee stock purchase plan, or ESPP, which authorizes the sale of up to 419,253 shares of our common stock to employees, plus the lesser of (i) 1% of the number of shares of our common stock outstanding as of the end of each of our fiscal years or (ii) such number of shares as determined by our Board of Directors or a Board committee designated by our Board of Directors. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the fair market value on the first day of the offering period or the fair market value on the exercise date. The

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maximum number of shares that a participant may purchase during any purchase period is the greater of 2,500 shares, or a total of $25,000 in shares, based on the fair market value on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) the tenth anniversary of the effective date. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal years ended April 30, 2026 and 2025, 85,057 shares and 85,606 shares, respectively, were purchased by our employees under our ESPP.
We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We amortize the fair value of the award over the vesting period of the option. Under the ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.
The following assumptions were used in valuing ESPP purchases under our ESPP during the years ended April 30, 2026, 2025, and 2024:

	For the years ended April 30,
	2026	2025	2024
Risk-free interest rate	3.72% -3.80%	4.23%	5.46% - 5.53%
Expected term	6 months	6 months	6 months - 12 months
Expected volatility	44.7% - 61.1%	60.7%	43.2% - 48.9%
Dividend yield	0%	0%	0%
The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table).
14. Employer Sponsored Benefit Plans
Contributory Defined Investment Plan — Our employees participate in a contributory defined investment plan, subject to service requirements. Under the terms of the plan, employees may contribute from 1% to 30% of their annual pay and we generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $540,000, $546,000, and $438,000 for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.
Non-Contributory Profit-Sharing Plan — Our employees participate in our non-contributory profit-sharing plan upon meeting certain eligibility requirements. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. We did not contribute to the plan for the fiscal years 2026, 2025, or 2024. Contributions are funded after the fiscal year-end.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Income Taxes
Income tax expense/(benefit) from operations consists of the following (in thousands):

	For the Years Ended April 30,
	2026	2025	2024
Current:
Federal (a)	$(8)	$48	$5
State (b)	48	64	(79)
Foreign	5	11	4
Total current	45	123	(70)
Deferred:
Deferred federal	—	—	—
Deferred state	—	—	—
Total deferred	—	—	—
Total income tax expense/(benefit)	$45	$123	$(70)

_____________________________________________________________________
(a)Fiscal Year 2025 federal current expense is net of $875,000 tax benefit of operating loss carryforwards.
(b)Fiscal Year 2025 state current expense is net of $95,000 tax benefit of operating loss carryforwards.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements for the period ended April 30, 2026, after the adoption of ASU 2023-09 is as follows (in thousands):

	April 30, 2026
	Amount	Percent
U.S Federal Statutory Tax Rate	$(1,924)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (c)	36	(0.4)%
Foreign Tax Effects
China
Statutory tax rate Difference between China and United States	(24)	0.3%
Effects of Cross-Border Tax Laws
Global intangible low-tax income	20	(0.2)%
Tax Credits
Research & Development Credits	(151)	1.6%
Changes in Valuation Allowances	1,565	(17.1)%
Nontaxable or Nondeductible Items
Stock Compensation	(104)	1.1%
Executive compensation limitation	550	(6.0)%
Other	77	(0.8)%
Effective Tax Rate	45	(0.5)%
The following table presents a reconciliation of the provision for income taxes from operations at statutory rates to the provision (benefit) in the consolidated financial statements as previously disclosed prior to the adoption of ASU 2023-09 (in thousands):

	For the Years Ended April 30,
	2025	2024
Federal income taxes expected at the statutory rate	$10	$(2,587)
State income taxes, less federal income tax benefit	14	(132)
Stock compensation	249	436
Research and development tax credit	(149)	(203)
Change in deferred tax valuation allowance	(192)	2,257
Other	191	159
Total income tax expense/(benefit)	$123	$(70)
_____________________________________________________________________
(c) State income taxes for Texas composes the majority (greater than 50%) of state income tax expense, net of federal income tax effect category.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) related to temporary differences are the following (in thousands):

	April 30, 2026	April 30, 2025
Non-current tax assets (liabilities):
Inventories	$1,380	$1,321
Accrued expenses, including compensation	1,189	2,261
Workers' compensation	—	13
Warranty reserve	309	322
Stock-based compensation	956	991
State bonus depreciation	34	56
Property, plant, and equipment	(1,438)	(1,974)
Intangible assets	10,056	11,059
Right-of Use assets	(7,145)	(7,401)
Right-of Use lease liabilities	7,536	7,724
Capitalized R&D	1,875	2,649
Assets held for sale	802	—
Other	(108)	(182)
Loss and credit carryforwards	5,445	2,267
Less valuation allowance	(20,891)	(19,106)
Net deferred tax asset/(liability) — total	$—	$—

Cash paid for income taxes (net of refunds) by jurisdiction for the year ended April 30, 2026 as reported in the consolidated financial statements, after the adoption of ASU 2023-09 is as follows:

For the Year Ended April 30,
2026
Jurisdiction	(In thousands)
Federal	$—
State	103
Foreign	5

Cash paid for income taxes (net of refunds) exceeded five percent of total taxes paid (net of refunds) in the following states:

For the Year Ended April 30,
2026
State	(In thousands)
California	$(7)
Kentucky	5
North Carolina	10
New York	11
Tennessee	37
Texas	33

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for income taxes (net of refunds), prior to the adoption of ASU 2023-09, was $100,000 and $(978,000) for the years ended April 30, 2025 and 2024, respectively.
As of April 30, 2026, federal and state net operating loss, or NOL, carryforwards were $20.6 million and $12.2 million, respectively, and $533,000 of federal research & development tax credits. The tax-effected deferred tax assets recorded for federal and state NOL carryforwards were $4.3 million and $586,000, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely. The federal research and development credits of $533,000, which, if unused, will expire between April 30, 2043 and 2045. State NOL carryforwards of $7.7 million, which, if unused, will expire in years April 30, 2033 through April 30, 2056. The remaining $4.5 million of the state NOL carryforwards may also be carried forward indefinitely.
As of April 30, 2026, we continued to maintain a full valuation allowance of $20.9 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. As of April 30, 2025, we maintained a full valuation allowance of $19.1 million against our net deferred income tax assets based on management's assessment that it was more likely than not that our deferred income tax assets will not be recovered.
The income tax provisions (benefit) represent effective tax rates of (0.5)%, 267.4%, and 0.6% for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.
As of April 30, 2026 and 2025, we did not have any gross tax-effected unrecognized tax benefits.
With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2022.
16. Commitments and Contingencies
Contracts
Employment Agreements — We have employment agreements with certain executive officers and managers that provide severance benefits upon qualifying terminations of employment, including termination without cause. These benefits generally include salary continuation and certain continued welfare benefits, and may also include accelerated vesting of specified equity awards. Certain agreements further provide enhanced benefits upon a qualifying termination following a change in control, including additional cash severance and accelerated vesting of outstanding equity awards.
Leases
The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Yangjiang, China	July 15, 2026
Shenzhen, China	September 30, 2028
Columbia, Missouri	November 26, 2038

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
18. Subsequent Events
Subsequent to April 30, 2026, we received $2.9 million in cash related to its previously recorded IEEPA tariff refund receivable. The receipt represented a portion of our total refund claim and was recorded as a reduction of the related refund receivable. In addition, we also received an immaterial amount of interest associated with the refund payment. We accounted for the underlying tariff refund claim as a recovery of previously paid tariff amounts. However, any interest associated with the refund represents an amount in excess of previously remitted tariffs and therefore is not considered a recovery of previously incurred costs. Accordingly, we evaluate potential interest recoveries and record interest as a gain contingency in accordance with ASC 450-30, Contingencies—Gain Contingencies. We did not recognize any receivable related to potential interest as of April 30, 2026 because realization of such amounts had not occurred and the amount was not reasonably determinable. Interest income, if any, is recorded and recognized when realized or realizable.