Form 10-Q
period 2026-07-31
American Outdoor Brands, Inc.
filed 2026-09-03
CIK 1808997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
Commission File No. 001-39366
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 12,621,225 shares of common stock, par value $0.001, outstanding as of August 31, 2026.

AMERICAN OUTDOOR BRANDS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2026 and 2025
Accumax®, BOG®, BUBBA®, Caldwell®, Deadshot®, Deathgrip®, Delta Series®, Don’t Be Outdoorsy – Be Outdoors®, E-MAX®, Engineered for the Unknown®, F.A.T. Wrench®, Fieldpod®, Frankford Arsenal®, Golden Rod®, Hooyman®, Imperial®, Intellidropper®, Lead Sled®, Lockdown®, Lockdown Puck®, Mag Charger®, MEAT! Your Maker®, Old Timer®, Schrade®, Sharpfinger®, Tipton®, Grilla®, Grilla Grills®, Uncle Henry®, Unmatched Accuracy at the Bench and in the Field®, Wheeler®, XLA Bipod®, Your Land. Your Legacy®, Crimson Trace®, Lasergrips®, Laserguard®, LaserLyte®, Lasersaddle®, Lightguard®, and Rail Master® are some of the registered U.S. trademarks of our company or one of our subsidiaries. AOB Products Company™, Dock and Unlock ™, From Niche to Known™, MEAT!™, Secure Your Lifestyle™, The Ultimate Lifestyle™, and Water to Plate™ are some of the unregistered trademarks of our company or one of our subsidiaries. Trademarks licensed to us by Smith & Wesson Brands, Inc. in connection with the manufacture, distribution, marketing, advertising, promotion, merchandising, shipping, and sale of certain licensed accessory product categories include M&P®, Performance Center®, and Smith & Wesson®, among others. This report also may contain trademarks and trade names of other companies.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	July 31, 2026 (Unaudited)	April 30, 2026

	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,275	$21,436
Accounts receivable, net of allowance for credit losses of $396 on July 31, 2026 and $419 on April 30, 2026	25,498	29,233
Inventories	100,313	91,889
Assets held for sale	633	734
Prepaid expenses	2,671	2,268
Other current assets	4,389	16,978
Income tax receivable	73	156
Total current assets	166,852	162,694
Property, plant, and equipment, net	8,815	9,327
Intangible assets, net	22,340	23,527
Right-of-use assets	30,270	30,710
Other assets	341	362
Total assets	$228,618	$226,620
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,288	$13,432
Accrued expenses	15,444	13,212
Accrued payroll and incentives	1,485	1,700
Lease liabilities, current	1,602	1,569
Total current liabilities	33,819	29,913
Lease liabilities, net of current portion	30,403	30,814
Total liabilities	64,222	60,727
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued or outstanding on July 31, 2026 and April 30, 2026	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,444,198 shares issued and 12,615,054 shares outstanding on July 31, 2026 and 15,288,148 shares issued and 12,459,004 shares outstanding on April 30, 2026	15	15
Additional paid in capital	283,358	283,327
Retained deficit	(85,436)	(83,908)
Treasury stock, at cost (2,829,144 shares on July 31, 2026 and April 30, 2026)	(33,541)	(33,541)
Total equity	164,396	165,893
Total liabilities and equity	$228,618	$226,620
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2026	2025

	(In thousands, except per share data)
Net sales	$37,254	$29,702
Cost of sales	17,519	15,844
Gross profit	19,735	13,858
Operating expenses:
Research and development	1,552	1,955
Selling, marketing, and distribution	12,278	10,520
General and administrative	8,021	8,202
Total operating expenses	21,851	20,677
Operating loss	(2,116)	(6,819)
Other income, net:
Other income, net	13	35
Interest income, net	576	7
Total other income, net	589	42
Loss from operations before income taxes	(1,527)	(6,777)
Income tax expense	1	52
Net loss	$(1,528)	$(6,829)
Net loss per share:
Basic and diluted	$(0.12)	$(0.54)
Weighted average number of common shares outstanding:
Basic and diluted	12,550	12,719
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital		Treasury Stock
For the Three Months Ended July 31, 2025	Shares	Amount		Retained Deficit	Shares	Amount	Total Equity
Balance at April 30, 2025	14,974	$15	$280,711	$(74,700)	2,278	$(28,416)	$177,610
Net loss	—	—	—	(6,829)	—	—	(6,829)
Stock-based compensation	—	—	651	—	—	—	651
Issuance of common stock under restricted stock unit awards, net of tax	197	—	(1,070)	—	—	—	(1,070)
Repurchase of treasury stock	—	—	—	—	240	(2,524)	(2,524)
Balance at July 31, 2025	15,171	$15	$280,292	$(81,529)	2,518	$(30,940)	$167,838
For the Three Months Ended July 31, 2026
Balance at April 30, 2026	15,288	$15	$283,327	$(83,908)	2,829	$(33,541)	$165,893
Net loss	—	—	—	(1,528)	—	—	(1,528)
Stock-based compensation	—	—	737	—	—	—	737
Issuance of common stock under restricted stock unit awards, net of tax	156	—	(706)	—	—	—	(706)
Balance at July 31, 2026	15,444	$15	$283,358	$(85,436)	2,829	$(33,541)	$164,396

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,528)	$(6,829)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,382	3,042
Provision for credit losses on accounts receivable	23	(329)
Stock-based compensation expense	737	651
Changes in operating assets and liabilities:
Accounts receivable	3,712	17,912
Inventories	(8,424)	(21,070)
Prepaid expenses	(403)	(628)
Other current assets	12,589	226
Income tax receivable	83	32
Accounts payable	1,771	7,234
Accrued payroll and incentives	(215)	(4,995)
Right of use assets	440	56
Accrued expenses	2,146	2,969
Other assets	104	21
Lease liabilities	(378)	20
Net cash provided by/(used in) operating activities	13,039	(1,688)
Cash flows from investing activities:
Payments to acquire patents and software	(369)	(70)
Payments to acquire property and equipment	(125)	(300)
Net cash used in investing activities	(494)	(370)
Cash flows from financing activities:
Payments to acquire treasury stock	—	(2,524)
Payment of employee withholding tax related to restricted stock units	(706)	(1,070)
Net cash used in financing activities	(706)	(3,594)
Net increase/(decrease) in cash and cash equivalents	11,839	(5,652)
Cash and cash equivalents, beginning of period	21,436	23,423
Cash and cash equivalents, end of period	$33,275	$17,771
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$74	$49
Income taxes (net of refunds)	$(83)	$19
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
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
•electro-optical devices, including hunting optics, firearm aiming devices, flashlights, and laser grips; and
•reloading, gunsmithing, and firearm cleaning supplies.
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
(2) Basis of Presentation:
Interim Financial Information
Our unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim reporting. As permitted under those rules, certain disclosures and other financial information that normally are required by accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended April 30, 2026. We are responsible for the condensed consolidated financial statements included in this report, which are unaudited but, in our opinion, include all adjustments necessary for a fair presentation of our condensed consolidated balance sheet as of July 31, 2026, our condensed consolidated statement of operations for the three months ended July 31, 2026 and 2025, and our condensed consolidated statement of cash flows for the three months ended July 31, 2026 and 2025. The consolidated balance sheet as of April 30, 2026 was derived from audited financial statements.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
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
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized IEEPA tariff refund receivables under the loss recovery accounting model. Accordingly, we recorded a receivable of $15.2 million as of April 30, 2026 and an additional receivable of $693,000 for new claims submitted during the three months ended July 31, 2026. As of July 31, 2026, we have received $14.2 million in cash related to these receivables and have a remaining receivable of $1.7 million, which was recorded in other current assets.
The ultimate timing and amount of recoveries for our outstanding receivables and potential future claims remain subject to review and processing by governmental authorities and could be affected by future legal, regulatory, or administrative developments. In addition, there continues to be uncertainty regarding existing and proposed tariff regimes, including the potential imposition, modification, suspension, or invalidation of tariffs under various statutory authorities. We continue to monitor tariff-related developments and assess their potential impact on its business, financial condition, and results of operations.
Revenue Recognition
We recognize revenue for the sale of our products at the point in time when the control of ownership has transferred to the customer and our primary performance obligation is the sale of the finished goods to wholesale, retail, and direct-to-consumer. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) a payment obligation, (ii) physical possession of goods has been received, (iii) legal title to goods has passed, (iv) risks and rewards of ownership of goods has passed to the customer, and (v) the customer has the ability to direct the use of and obtain substantially all of the benefits from the product. The timing of revenue recognition occurs either on shipment or delivery of goods based on contractual terms with the customer, as this is when transfer of control occurs and the customer has the ability to direct the use of and obtain substantially all the benefits from the product, has title and significant risks and rewards of ownership of the product, and physical possession of the product has been transferred. Revenue recorded excludes sales tax charged to retail customers as we are considered a pass-through conduit for collecting and remitting sales taxes.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
The duration of contractual arrangements with customers in our wholesale and retail channels is typically less than one year. Payment terms with customers are typically between 20 and 90 days, with a discount available in certain cases for early payment. For contracts with discounted terms, we determine the transaction price upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product purchased. We estimate variable consideration relative to the amount of cash discounts to which customers are likely to be entitled. In some instances, we provide longer payment terms, particularly as it relates to extended seasonal payment terms for certain hunting related products, which represent payment terms due in the fall for certain orders of hunting products received in the spring and summer. We do not consider these extended terms to be a significant financing component of the contract because the payment terms are less than one year.
We have elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as distribution expenses at the time we recognize the related revenue. Shipping and handling costs billed to customers are included in net sales.
We sponsor direct-to-consumer customer loyalty programs in which customers earn rewards from qualifying purchases or activities. We defer revenue for a portion of the transaction price from product sales to customers that earn loyalty points.
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
In some instances, sales include multiple performance obligations. The most common of these instances relates to sales promotion programs under which customers are entitled to receive a free good or subscription service based upon their purchase of our products, which we have identified as a material right. The fulfillment of these free goods is our responsibility. In such instances, we allocate the revenue of the promotional sales based on the estimated level of participation in the sales promotional program and the timing of the shipment of all of the products included in the promotional program, including the free goods. We recognize subscription revenue ratably over the term of the contract, as the customer simultaneously receives and consumes the benefits of the service throughout the period. The net change in contract liabilities for a given period is reported as increase or decrease in accrued expenses on the balance sheet and an increase or decrease in sales on the statement of operations. During the three months ended July 31, 2026 we recorded an immaterial amount of service revenue and deferred revenue to satisfy certain performance obligations.

Disaggregation of Revenue
The following table sets forth certain information regarding net sales in our shooting sports and outdoor lifestyle categories for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$16,127	$13,983	$2,144	15.3%
Outdoor lifestyle net sales	21,127	15,719	5,408	34.4%
Total net sales	$37,254	$29,702	$7,552	25.4%
Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used in hunting, fishing, rugged outdoor activities, meat processing, and outdoor cooking.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channels net sales	$12,835	$10,691	$2,144	20.1%
Traditional channels net sales	24,419	19,011	5,408	28.4%
Total net sales	$37,254	$29,702	$7,552	25.4%
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
We sell our products worldwide. The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$34,795	$27,849	$6,946	24.9%
International net sales	2,459	1,853	606	32.7%
Total net sales	$37,254	$29,702	$7,552	25.4%

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
The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, during the three months ended July 31, 2026, and 2025 (in thousands):

	July 31, 2026	July 31, 2025
Beginning balance	$1,337	$1,392
Warranties issued and adjustments to provisions	61	561
Warranty claims	(154)	(451)
Ending balance	$1,244	$1,502
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which improves transparency to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. We elected the practical expedient that assumes that current conditions as of the balance sheet date do not

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
change for the remaining life of the asset. We adopted this ASU during the three months ended July 31, 2026 and this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements
In November 2024, the "FASB" issued "ASU" No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03), which requires disaggregation disclosures on an annual or interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and should be applied prospectively, with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2024-03 on our condensed consolidated financial statements and disclosures.
(3) Assets Held for Sale:
On December 12, 2025, our Board of Directors approved a plan to divest our ust branded product line (the “Disposal Group”). The Disposal Group consists primarily of inventory and long-lived intangible assets associated with the brand. We expect to complete the divestiture within twelve months of the date the plan was approved.
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
Upon classification as held for sale in the prior fiscal year, we measured the Disposal Group at the lower of its carrying amount or fair value less costs to sell. Based on our estimate of fair value using the income approach, we determined that the carrying value exceeded the fair value less costs to sell and recorded a non-cash impairment charge of $3.4 million during our third quarter of fiscal 2026. The impairment charge was included within operating income in the Condensed Consolidated Statements of Operations. Following the impairment and subsequent sales of inventory, the carrying amount of the Disposal Group was $734,000 and $633,000 as of April 30, 2026 and July 31, 2026, respectively.
The fair value of the Disposal Group used to determine the impairment recognized in fiscal 2026 was determined using Level 3 inputs under the fair value hierarchy in ASC 820 – Fair Value Measurement. Fair values were estimated using discounted cash flow analysis using significant assumptions including projected cash flows of the brand, terminal growth rates, discount rates, and market-based revenue multiples observed in comparable transactions. Estimated costs to sell primarily consist of expected transaction-related fees and other incremental costs directly attributable to the disposal.
We update our estimate of fair value less costs to sell at each reporting date until the transaction is completed. As of July 31, 2026, the estimated fair value less costs to sell exceeded the $633,000 carrying amount of the Disposal Group. Accordingly, no additional impairment loss or reversal of the previously recognized impairment loss was recognized during the three months ended July 31, 2026.
(4) Other Current Assets:
During the year ended April 30, 2026, we submitted claims seeking refunds of certain IEEPA tariffs previously paid. Based on our assessment of the Supreme Court ruling, subsequent legal and administrative developments, and the status of our claim, we concluded that recovery of a portion of such tariffs was probable and reasonably estimable. Accordingly, we recorded a receivable of $15.2 million as of April 30, 2026. For the three months ended July 31, 2026 we recorded an additional receivable of $693,000 for new claims submitted and received $14.2 million in cash related to these claims. As of July 31, 2026, there is $1.7 million of IEEPA tariff refund receivable remaining for these claims. Other current assets also includes inventory deposits and other receivable balances as of July 31, 2026 and April 30, 2026, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
(5) Leases:
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
The amounts of assets and liabilities related to our operating leases as of July 31, 2026 and April 30, 2026 are as follows (in thousands):

	July 31, 2026	April 30, 2026
Operating Leases
Right-of-use assets	$37,494	$37,516
Accumulated amortization	(7,225)	(6,806)
Right-of-use assets, net	$30,270	$30,710

Lease liabilities, current portion	$1,602	$1,569
Lease liabilities, net of current portion	30,403	30,814
Total operating lease liabilities	$32,005	$32,383
For the three months ended July 31, 2026, we recorded $1.0 million of operating lease costs, of which $78,000 related to short-term leases. For the three months ended July 31, 2025, we recorded $1.1 million of operating lease costs, of which $99,000 related to short-term leases. As of July 31, 2026 and April 30, 2026 , our weighted average lease term and weighted average discount rate for our operating leases was 12.0 years and 6.0%, and 12.5 years and 6.0% , respectively. The operating lease costs, weighted average lease term, and weighted average discount rate, are primarily driven by the lease of our corporate office and warehouse facility in Columbia, Missouri through fiscal 2039. The depreciable lives of right-of-use assets are limited by the lease term and are amortized on a straight-line basis over the life of the lease.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
Future lease payments for all our operating leases for the remainder of fiscal 2027 and for succeeding fiscal years, as of July 31, 2026, are as follows (in thousands):

Operating
2027	$2,600
2028	3,510
2029	3,534
2030	3,572
2031	3,534
2032	3,587
Thereafter	25,340
Total future lease payments	45,677
Less amounts representing interest	(13,672)
Present value of lease payments	32,005
Less current maturities of lease liabilities	(1,602)
Long-term maturities of lease liabilities	$30,403
The cash paid for amounts included in the measurement of liabilities and the operating cash flows was $378,000 and $20,000 for the three months ended July 31, 2026 and 2025, respectively.
(6) Intangible Assets, net:
The following table summarizes intangible assets as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026			April 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$77,380	$(73,977)	$3,403	$77,380	$(73,516)	$3,864
Developed software and technology	28,358	(24,501)	3,857	28,354	(24,076)	4,278
Patents, trademarks, and trade names	70,620	(58,376)	12,244	70,504	(57,775)	12,730
	176,358	(156,854)	19,504	176,239	(155,367)	20,872
Patents and software in development	2,406	—	2,406	2,225	—	2,225
Total definite-lived intangible assets	178,764	(156,854)	21,910	178,463	(155,367)	23,097
Indefinite-lived intangible assets	430	—	430	430	—	430
Total intangible assets	$179,194	$(156,854)	$22,340	$178,894	$(155,367)	$23,527
We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed software and technology, and six years for patents, trademarks, and trade names. Amortization expense amounted to $1.5 million and $2.1 million for the three months ended July 31, 2026 and 2025, respectively.
Future expected amortization expense for the remainder of fiscal 2027 and for succeeding fiscal years, as of July 31, 2026, are as follows (in thousands):

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025

Fiscal	Amount
2027	$4,409
2028	4,484
2029	3,058
2030	2,317
2031	1,458
2032	1,173
Thereafter	2,605
Total	$19,504
(7) Fair Value Measurement:
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
Cash and cash equivalents are reported at fair value based on market prices for identical assets in active markets, and therefore classified as Level 1 of the value hierarchy. Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled as below as of July 31, 2026 and April 30, 2026 (in thousands) which would be the maximum amount of loss subject to credit risk.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. The fair value of the Disposal Group is a non-recurring fair value measure as disclosed in Note 3 - Assets Held for Sale and the table below (in

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
thousands), was determined using Level 3 inputs under the fair value hierarchy. Fair values were estimated using discounted cash flow analysis using significant assumptions including projected cash flows of the brand, terminal growth rates, discount rates, and market-based revenue multiples observed in comparable transactions.

	July 31, 2026	April 30, 2026
Cash and cash equivalents (Level 1)	$33,275	$21,436
Assets Held for Sale (Level 3) - non-recurring fair value measure	633	734
(8) Inventories:
The following table sets forth a summary of inventories, stated at lower of cost or net realizable value, as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026	April 30, 2026
Finished goods	$93,230	$85,223
Finished parts	2,131	1,624
Work in process	157	107
Raw material	4,795	4,935
Total inventories	$100,313	$91,889
(9) Debt:
On August 24, 2020, we entered into a financing arrangement consisting of a $50.0 million revolving line of credit secured by substantially all our assets. On March 25, 2022, we amended our secured loan and security agreement, or the Amended Loan and Security Agreement, increasing the revolving line of credit to $75 million, secured by substantially all our assets, maturing in March 2027, with available borrowings determined by a borrowing base calculation. The amendment also includes an option to increase the credit commitment by an additional $15 million. The amended revolving line bears interest at a fluctuating rate equal to the Base Rate or Secured Overnight Financing Rate, or SOFR, as applicable, plus the applicable margin. The applicable margin can range from a minimum of 0.25% to a maximum of 1.75% based on certain conditions as defined in the Amended Loan and Security Agreement. The financing arrangement contains covenants relating to minimum debt service coverage.
On March 10, 2026, we amended our secured loan and security agreement, or the Third Amended Loan and Security Agreement, secured by substantially all our assets. The Third Amended Loan Agreement extended the maturity date to March 2031, increased the limits on permitted acquisitions, and reduced the covenant trigger threshold. Borrowing availability under the facility is subject to a borrowing base calculation. The financing arrangement also contains financial covenants, including a minimum debt service coverage ratio. We were in compliance with all financial covenants as of July 31, 2026.
As of July 31, 2026, we had no borrowings outstanding on the revolving line of credit. If we would have had borrowings at July 31, 2026, those borrowings would have borne interest at approximately 5.16%, which is equal to SOFR plus the applicable margin.
As of July 31, 2026, we have irrevocable standby letters of credit totaling $5.4 million to collateralize duty drawback bonds. During the three months ended July 31, 2026, no amounts have been drawn on the letters of credit.
(10) Equity:
Treasury Stock
On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025, our Board of Directors approved a program to

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three months ended July 31, 2026 we did not repurchase any shares of our common stock under these authorizations. During the three months ended July 31, 2025, we repurchased 240,437 shares of our common stock for $2.5 million utilizing cash on hand.
Earnings/(Loss) Per Share
We calculate basic and diluted earnings/(loss) per share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share equals earnings/(loss) divided by the weighted average number of common shares outstanding during the periods presented, after giving effect to all potentially dilutive stock awards that are outstanding, if their effect is dilutive.
Due to the loss from operations for the three months ended July 31, 2026, and 2025, there are no common shares added to calculate dilutive earnings per share because the effect would be anti-dilutive. Had there been income from operations for the three months ended July 31, 2026, and 2025, all of our performance-based restricted stock units, or PSUs, and restricted stock units, or RSUs, would have been included in the computation of diluted earnings per share and could potentially dilute earnings per share in the future.
Incentive Stock and Employee Stock Purchase Plans
We have a stock incentive plan, or 2020 Incentive Compensation Plan, under which we can grant new awards to our employees and directors.
We grant RSUs to employees and directors. The awards are made at no cost to the recipient. An RSU represents the right to receive one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting on each anniversary of the grant date, respectively. RSU grants to directors generally vest over a 12-month period with one-twelve of the units vesting on each month anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period. Awards that do not vest are forfeited.
We grant PSUs to our executive officers and certain other employees from time to time. We granted PSUs to our executive officers in fiscal 2027 and 2026 that include internal performance metrics. These PSUs are earned and vest based on two internal performance metrics that include 1) a three-year average return on invested capital, or ROIC, and 2) a three-year cumulative Adjusted EBITDA. The grant date fair value of the fiscal 2026 awards was estimated using the closing share price of our common stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from zero to 200% of the target based on actual average ROIC and cumulative Adjusted EBITDA performance during the performance period. As such, the fiscal 2027 and 2026 awards are subject to performance conditions and compensation cost is recognized over the service period based on the amount of awards that we believe is probable that will vest. To the extent we estimate changes, we will recognize a cumulative catch up in subsequent reporting periods.
During the three months ended July 31, 2026, we granted an aggregate of 95,781 PSUs to our executive officers. We also granted 216,048 RSUs during the three months ended July 31, 2026, including 95,785 RSUs to executive officers and 120,263 to non-executive officer employees and directors under our 2020 Incentive Compensation Plan. During the three months ended July 31, 2026, 76,251 PSUs were cancelled, at target, as a result of the performance condition not being met, and 1,126 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2026, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $2.4 million.
During the three months ended July 31, 2025, we granted an aggregate of 79,730 PSUs to our executive officers. We also granted 175,015 RSUs during the three months ended July 31, 2025, including 79,729 RSUs to executive officers and 95,286 to non-executive officer employees under our 2020 Incentive Compensation Plan. In addition, in connection with a 2022 grant, we vested 52,277 market-condition PSUs (i.e., the target amount granted), which achieved 200% of the maximum aggregate award possible, resulting in awards totaling 104,554 shares to certain of our executive officers. During

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
the three months ended July 31, 2025, 620 RSUs were cancelled as a result of the service condition not being met. In connection with the vesting of RSUs, during the three months ended July 31, 2025, we delivered common stock to our employees, including our executive officers, and directors with a total market value of $3.2 million.
We recognized $737,000 and $651,000 of stock-based compensation expense for the three months ended July 31, 2026 and 2025, respectively.
We record stock-based compensation expense primarily in general and administrative expenses.
A summary of activity for unvested RSUs and PSUs under our 2020 Incentive Compensation Plan for the three months ended July 31, 2026 and 2025 is as follows:

	For the Three Months Ended July 31,
	2026		2025
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of period	715,254	$9.44	700,953	$9.48
Awarded	311,829	10.05	307,022	11.19
Vested	(223,130)	9.24	(291,913)	11.36
Forfeited	(77,377)	9.84	(620)	8.06
RSUs and PSUs outstanding, end of period	726,576	$9.72	715,442	$9.46
As of July 31, 2026, there was $3.2 million of unrecognized compensation expense related to unvested RSUs and PSUs. We expect to recognize this expense over a weighted average remaining contractual term of 1.6 years.
(11) Accrued Expenses:
The following table sets forth other accrued expenses as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026	April 30, 2026
Accrued freight, tariff, and duty	$6,668	$5,114
Accrued professional fees	2,596	1,899
Accrued sales allowances	1,618	1,504
Accrued commissions	1,261	1,628
Accrued warranty	1,244	1,337
Accrued other	812	748
Accrued employee benefits	666	480
Accrued taxes other than income	581	503
Total accrued expenses	$15,444	$13,212
(12) Income Taxes:
The income tax expense included in the condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of discrete items which are accounted for in the period in which they occur. We recorded income tax expense of $1,000 and $52,000 for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate for the three months ended July 31, 2026 and 2025 was 0.0% and (0.8)%, respectively.

AMERICAN OUTDOORS BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended July 31, 2026 and 2025
(13) Commitments and Contingencies:
Litigation
From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters, which arise in the ordinary course of business.
For the three months ended July 31, 2026 and 2025, we did not incur any material expenses in defense and administrative costs relative to product liability litigation. In addition, we did not incur any settlement fees related to product liability cases in those fiscal periods.
(14) Segment Reporting:
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
The CODM uses consolidated net income to set budgets, evaluate margins, review actual results and decide whether to reinvest profits and cash flows into our business, repurchase our stock, pursue acquisitions, or make any other capital management decisions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance.
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
The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2026 and 2025 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended April 30, 2026. This discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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
The following discussion and analysis includes references to net sales of our products in shooting sports and outdoor lifestyle categories. Our shooting sports category includes net sales of shooting accessories and our products used for personal protection. Our outdoor lifestyle category includes net sales of our products used for hunting, fishing, rugged outdoor activities, meat processing, and outdoor cooking.
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
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized IEEPA tariff refund receivables under the loss recovery accounting model. Accordingly, we recorded a receivable of $15.2 million as of April 30, 2026 and an additional receivable of $693,000 for new claims submitted during the three months ended July 31, 2026. As of July 31, 2026, we have received $14.2 million in cash related to these receivables and have a remaining receivable of $1.7 million, which was recorded in other current assets.
In addition, during the three months ended July 31, 2026, we recognized a net benefit of approximately $200,000 related to expected recoveries of previously paid IEEPA tariffs, which was recorded as a reduction of cost of goods sold, representing the expense for IEEPA tariffs on inventory sold to customers prior to April 30, 2026.
The ultimate timing and amount of recoveries for our outstanding receivables and potential future claims remain subject to review and processing by governmental authorities and could be affected by future legal, regulatory, or administrative developments. In addition, there continues to be uncertainty regarding existing and proposed tariff regimes, including the potential imposition, modification, suspension, or invalidation of tariffs under various statutory authorities. We continue to monitor tariff-related developments and assess their potential impact on its business, financial condition, and results of operations.

First Quarter Fiscal 2027 Highlights
Our operating results for the three months ended July 31, 2026 included the following:
•Net sales were $37.3 million, an increase of $7.6 million or 25.4%, from the comparable quarter last year.
•Gross margin was 53.0%, an increase of 630 basis points, over the comparable quarter last year.
•Net loss was $1.5 million, or $(0.12) per diluted share, compared with a net loss of $6.8 million, or $(0.54) per diluted share, for the comparable quarter last year.
•Non-GAAP Adjusted EBITDA was $1.2 million for the three months ended July 31, 2026 compared with a loss of $3.1 million for the three months ended July 31, 2025. See non-GAAP financial measure disclosures below for our reconciliation of non-GAAP Adjusted EBITDA.

Results of Operations
Net Sales and Gross Profit
The following table sets forth certain information regarding consolidated net sales and gross profit for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Net sales	$37,254	$29,702	$7,552	25.4%
Cost of sales	17,519	15,844	1,675	10.6%
Gross profit	$19,735	$13,858	$5,877	42.4%
% of net sales (gross margin)	53.0%	46.7%
The following table sets forth certain information regarding net sales categories for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Shooting sports net sales	$16,127	$13,983	$2,144	15.3%
Outdoor lifestyle net sales	21,127	15,719	5,408	34.4%
Total net sales	$37,254	$29,702	$7,552	25.4%
The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
e-commerce channels net sales	$12,835	$10,691	$2,144	20.1%
Traditional channels net sales	24,419	19,011	5,408	28.4%
Total net sales	$37,254	$29,702	$7,552	25.4%
Our e-commerce channels include net sales from customers that do not traditionally operate physical brick and mortar stores, but generate the majority of their revenue from consumer purchases from their retail websites. Our e-commerce channels also include our direct-to-consumer sales. Our traditional channels include customers that primarily operate out of physical brick-and-mortar stores and generate the large majority of revenue from consumer purchases in their brick-and-mortar locations. We sell our products worldwide.

The following table sets forth certain information regarding geographic makeup of net sales included in the above table for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Domestic net sales	$34,795	$27,849	$6,946	24.9%
International net sales	2,459	1,853	606	32.7%
Total net sales	$37,254	$29,702	$7,552	25.4%

For the three months ended July 31, 2026, total net sales increased $7.6 million, or 25.4%, from the comparable quarter last year. We believe the increase in net sales was primarily attributable to the timing of orders from certain customers in our traditional channel. In the prior year, we believe these customers accelerated orders that otherwise would have occurred in the first fiscal quarter of 2026 into the fourth fiscal quarter of 2025 in anticipation of increased costs associated with tariffs imposed by the U.S. administration in March and April 2025. As a result, net sales in the first fiscal quarter of 2026 were reduced by these accelerated orders, while the first fiscal quarter of 2027 did not experience a comparable shift in order timing. In addition to the impact of order timing on the year-over-year comparison, net sales increased as a result of pricing actions taken on our products to mitigate additional tariff costs associated with tariffs imposed by the U.S. Administration starting in March and April of 2025; higher sales to two of our largest retailers, including our largest e-commerce retailer and our largest mass retailer; as well as higher direct-to-consumer sales of products sold through our own websites. Our international net sales increased $606,000, or 32.7%, over the comparable quarter last year as a result of increased sales to our European and Canadian customers.

Net sales in our shooting sports channel increased $2.1 million, or 15.3%, over the comparable quarter last year, primarily because of higher net sales of shotgun sports products within our shooting accessories category, which benefited from new product sales, partially offset by lower net sales of aiming solutions products within our personal protection category as a result of lower demand.
Net sales in our outdoor lifestyle channel increased $5.4 million, or 34.4%, over the comparable quarter last year, which reflected higher net sales of our hunting, fishing, rugged outdoor, and outdoor cooking categories, which also benefited from new product sales.
New products, which we define as any SKU introduced over the trailing 24 months, represented 36.1% of net sales for the three months ended July 31, 2026. New products represented 28.8% of net sales for the three months ended July 31, 2025.
Gross margin for the three months ended July 31, 2026 increased 630 basis points over the comparable quarter last year, primarily because of new product sales that typically have higher gross margins, pricing actions mentioned above, favorable channel mix, and lower tariff expenses.

Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Research and development	$1,552	$1,955	$(403)	(20.6%)
Selling, marketing, and distribution	12,278	10,520	1,758	16.7%
General and administrative	8,021	8,202	(181)	(2.2%)
Total operating expenses	$21,851	$20,677	$1,174	5.7%
% of net sales	58.7%	69.6%
Research and development expenses decreased $403,000 from the comparable quarter last year, primarily from lower depreciation expense. Selling, marketing, and distribution expenses increased $1.8 million over the comparable quarter last year mainly because of higher sales-volume related expenses. General and administrative expenses decreased $181,000 from the comparable quarter last year, primarily because of lower bad debt expense and acquired intangible asset amortization, partially offset by higher professional fees.

Operating Loss
The following table sets forth certain information regarding operating loss for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating loss	$(2,116)	$(6,829)	$4,713	69.0%
% of net sales (operating margin)	(5.7%)	(23.0%)
Operating loss for the three months ended July 31, 2026 was $4.7 million lower as compared to the comparable quarter last year primarily from higher net sales volume and higher gross profit.
Income Taxes
The following table sets forth certain information regarding income tax benefit for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Income tax expense	$1	$52	$(51)	(98.1%)
% of income from operations (effective tax rate)	—%	(0.8%)		0.8%
We recorded income tax expense of $1,000 for the three months ended July 31, 2026 compared with income tax expense of $52,000 for the prior year comparable period. The income tax expense recorded for the three months ended July 31, 2026 and 2025 was primarily due to a full valuation allowance recorded against our deferred tax assets.
Net Loss
The following table sets forth certain information regarding net loss and the related per share data for the three months ended July 31, 2026 and 2025 (dollars in thousands, except per share data):

	2026	2025	$ Change	% Change
Net loss	$(1,528)	$(6,829)	$5,301	77.6%
Net loss per share
Basic and diluted	$(0.12)	$(0.54)	$0.42	77.3%
Net loss was $1.5 million, or $0.12 loss per diluted share, for the three months ended July 31, 2026 compared with a net loss of $6.8 million, or $0.54 loss per diluted share, for the comparable quarter last year. The lower net loss was primarily related to higher net sales volume and higher gross profit during the three months ended July 31, 2026 as compared to the three months ended July 31, 2025.

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
The following table sets forth our calculation of non-GAAP Adjusted EBITDA for the three months ended July 31, 2026 and 2025, respectively (dollars in thousands):

	For the Three Months Ended July 31,
	2026	2025

	(Unaudited)
GAAP net loss	$(1,528)	$(6,829)
Interest income	(576)	(7)
Income tax expense	1	52
Depreciation and amortization	2,364	3,017
Stock compensation	737	651
Contract exit costs	58	—
Other	103	—
Non-GAAP Adjusted EBITDA	$1,159	$(3,116)
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
The following table sets forth certain cash flow information for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	2026	2025	$ Change	% Change
Operating activities	$13,039	$(1,688)	$14,727	872.5%
Investing activities	(494)	(370)	(124)	(33.5%)
Financing activities	(706)	(3,594)	2,888	80.4%
Total cash flow	$11,839	$(5,652)	$17,491	309.5%
Operating Activities
On an annual basis, operating activities generally represent the principal source of our cash flow.
Cash provided by operating activities was $13.0 million for the three months ended July 31, 2026 compared with cash used in operating activities of $1.7 million for the three months ended July 31, 2025. Cash provided by operating activities for the three months ended July 31, 2026 was primarily impacted by $12.6 million of lower other current assets as a result of receiving $14.2 million of IEEPA refunds during the quarter for claims filed at the end of our prior fiscal year, $3.7 million of reduced accounts receivable due to timing of customer shipments, $2.1 million of increased accrued expenses for higher tariff and professional fees accruals, and $1.8 million of higher accounts payable due to timing of inventory purchases. The increase in cash from operations was partially offset by $8.4 million of increased inventory. The increase in inventory was a result of planned increase in purchases to prepare for the fall and winter hunting and holiday seasons as well as new product launches later in the fiscal year.
Investing Activities
Cash used in investing activities was $494,000 during the three months ended July 31, 2026 for payments on capital expenditures, an increase of $124,000 as compared to the prior year comparable period. We expect to spend approximately $3.5 million to $4.0 million of capital expenditures in fiscal 2027, an increase of $1.0 million to $1.5 million from the $2.5 million we spent in fiscal 2026.
Financing Activities
Cash used in financing activities was $706,000 for the three months ended July 31, 2026 which consisted of payments of employee withholding tax related to vested restricted stock units.
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
We had $33.3 million of cash equivalents on hand as of July 31, 2026 and had $21.4 million in cash and cash equivalents on hand as of April 30, 2026.
Other Matters
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant accounting policies are summarized in Note 2 of the Notes to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, to which there have been no material changes. Actual results could differ from our estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of July 31, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The nature of legal proceedings against us is discussed in Note 13 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 25, 2026, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 25, 2024, our Board of Directors approved a program to purchase up to $10.0 million of our common stock, subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. This authorization expired on September 30, 2025. On September 30, 2025, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock, subject to certain conditions in the open market, in block purchases, or in privately negotiated transactions, commencing on October 1, 2025 and executable through September 30, 2026. During the three months ended July 31, 2026, there were no repurchases under this plan and we have $8.1 million of available funds to repurchase our common stock under the current authorization.
Item 5. Other Information
During the quarter ended July 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in item 408 of Regulation S-K).

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

AMERICAN OUTDOOR BRANDS, INC., a Delaware corporation

Date: September 3, 2026	By:	/s/ Brian D. Murphy
Brian D. Murphy
President and Chief Executive Officer

Date: September 3, 2026	By:	/s/ H. Andrew Fulmer
H. Andrew Fulmer
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary